Form 10-K
period 1997-12-31
EAGLEMARK INC
filed 1998-03-30
CIK 1033232

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-K



                      Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1997

______________________ or

[    ] Transition Report Pursuant to Section 13 or 15 15d of the Securities
       Exchange Act of 1934          [Fee Required]
For the transition period from _____________  to ________

Commission file Number 333-21793

     Harley-Davidson Eaglemark Motorcycle Trusts
     (as Issuer of the Securities)
     Eaglemark , Inc.
     (as sponsor of the Trusts)
(Exact name of registrant as specified in its charter)

     Nevada                             88-292891
(State or other jurisdiction         (I.R.S. Employer
of incorporation or organization)     Identification No.)

4150 Technology Way
Carson City, Nevada                                     98706

(Address of Principal Executive Offices)              (Zip Code)







Registrant's telephone number, including area code:  (702)885-1200

     Securities registered pursuant to Section 12(b) of the Act
           NONE
     Securities registered pursuant to Section 12(g) of the Act
           NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     x  Yes           No


                                       PART I

Item 2.  Properties
         See Exhibit 99.1 and Exhibit 99.2.

Item 3. Legal Proceedings
        There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
        There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters 1 There were 39 participants in the DTC system holding positions in the
	Cede Certificates as of December 31, 1997.
     The following were Noteholders and Certificateholders of record as of the end of the reporting year.
     Harley-Davidson Eaglemark Motorcycle Trust:
     Series 1997-1 Class A-1         Cede & Co.
     Series 1997-1 Class A-2         Cede & Co.
     Series 1997-1 Certificates      Cede & Co.
     Series 1997-1 Certificates      Eaglemark Customer Funding Corp. IV
     Series 1997-2 Class A-1         Cede & Co.
     Series 1997-2 Class A-2         Cede & Co.
     Series 1997-2 Certificates      Cede & Co.
     Series 1997-2 Certificates      Eaglemark Customer Funding Corp. IV
     Series 1997-3 Class A-1         Cede & Co.
     Series 1997-3 Class A-2         Cede & Co.
     Series 1997-3 Certificates      Cede & Co.
     Series 1997-3 Certificates      Eaglemark Customer Funding Corp. IV

     The is no established public trading market for the Notes or Certificates.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management



                                            (3) Amount at original
                                             issuance and nature of
                      (2) Name and Address   beneficial ownership (4) Percent of
(1) Title of Class    of Beneficial Holder         (in thousands)       of Class

Eaglemark Series      Bankers Trust Company                  5,000          8.0%
1997-1 Class A-1      648 Grassmere Park Drive
                      Nashville, TN 37211

Eaglemark Series      Boston Safe Deposit                    5,000         16.0%
1997-1 Class A-1       and Trust Company
                      c/o Mellon Bank N.A.
                      Three Mellon Center
                      Room 153-3015
                      Pittsburgh, PA

Eaglemark Series      Citibank, N.A.                        20,000         32.0%
1997-1 Class A-1      P.O. Box 30576
                      Tampa, FL 30576

Eaglemark Series      SSB - Custodian                       24,500         39.2%
1997-1 Class A-1      Global Corp. Action Dept. JAB5W
                      P.O. Box 1631
                      Boston, MA 02105


Eaglemark Series      Bankers Trust Company                  6,000         19.4%
1997-1 Class A-2      648 Grassmere Park Drive
                      Nashville, TN 37211

Eaglemark Series      Citibank, N.A.                        23,000         74.2%
1997-1 Class A-2      P.O. Box 30576
                      Tampa, FL 30576

Eaglemark Series      SSB - Custodian                        2,000          6.5%
1997-1 Class A-2      Global Corp. Action Dept. JAB5W
                      P.O. Box 1631
                      Boston, MA 02105

Eaglemark Series      Citibank, N.A.                         3,218         49.5%
1997-1 Certificate    P.O. Box 30576
                      Tampa, FL 30576

Eaglemark Series      Chase Manhattan Bank                   3,218         49.5%
1997-1 Certificate    4 New York Plaza
                      Proxy Dept. 13th Floor
                      New York, NY 10004

Eaglemark Series      Bank of New York (The)                16,000         25.6%
1997-2 Class A-1      925 Patterson Road
                      Secaucus, NJ 07094

Eaglemark Series      Chase Manhattan Bank                   5,000          8.0%
1997-2 Class A-1      4 New York Plaza
                      Proxy Dept. 13th Floor
                      New York, NY 10004

Eaglemark Series      Citibank, N.A.                        40,000         64.0%
1997-2 Class A-1      P.O. Box 30576
                      Tampa, FL 30576

Eaglemark Series      Bankers Trust Company                  9,000         29.0%
1997-2 Class A-2      648 Grassmere Park Drive
                      Nashville, TN 37211

Eaglemark Series      Boston Safe Deposit                    4,310         13.9%
1997-2 Class A-2       and Trust Company
                      c/o Mellon Bank N.A.
                      Three Mellon Center
                      Room 153-3015
                      Pittsburgh, PA

Eaglemark Series      Citibank, N.A.                        15,000         48.4%
1997-2 Class A-2      P.O. Box 30576
                      Tampa, FL 30576

Eaglemark Series      Chase Manhattan Bank                   3,200         49.2%
1997-2 Certificate    4 New York Plaza
                      Proxy Dept. 13th Floor
                      New York, NY 10004

Eaglemark Series      UMB Bank, NA                           3,235         49.8%
1997-2 Certificate    P.O. Box 419260
                      Kansas City, MO 64141-6260

Eaglemark Series      SSB - Custodian                       52,250         83.6%
1997-3 Class A-1      Global Corp. Action Dept. JAB5W
                      P.O. Box 1631
                      Boston, MA 02105

Eaglemark Series      First National Bank of                10,000         16.0%
1997-3 Class A-1       Maryland
                      Trust Division
                      Operations Dept. 101-62
                      25 S. Charles St.
                      Baltimore, MD 21201

Eaglemark Series      Bank of New York (The)                 2,610          8.4%
1997-3 Class A-2      925 Patterson Road
                      Secaucus, NJ 07094

Eaglemark Series      Bankers Trust Company                  5,000         16.1%
1997-3 Class A-2      648 Grassmere Park Drive
                      Nashville, TN 37211

Eaglemark Series      Citibank, N.A.                        11,000         35.5%
1997-3 Class A-2      P.O. Box 30576
                      Tampa, FL 30576

Eaglemark Series      Morgan Stanley & Co.                   7,390         23.8%
1997-3 Class A-2      One Pierrepont Plaza
                      7th Floor
                      Brooklyn, NY 11201

Eaglemark Series      SSB - Custodian                        5,000         16.1%
1997-3 Class A-2      Global Corp. Action Dept. JAB5W
                      P.O. Box 1631
                      Boston, MA 02105

Eaglemark Series      Bank One Trust                         3,000         46.2%
1997-3 Certificate      Company, N.A. - State
                      30 West Spring Street
                      Columbus, OH 43266

Eaglemark Series      Chase Manhattan Bank                   1,435         22.1%
1997-3 Certificate    4 New York Plaza
                      Proxy Dept. 13th Floor
                      New York, NY 10004

Eaglemark Series      Salomon Brothers, Inc.                 2,000          6.5%
1997-3 Certificate    8800 Hidden River Parkway
                      Tampa, FL 33637



Item 13.  Certain Relationships and Related Transactions.
     There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1.  Not Applicable
           2.  Not Applicable
           3.  Exhibits
                99.1  Annual Summary Statement
                99.2  Annual Statement as to Compliance.
                99.3  Annual Independent Public
                         Accountant's Servicing Report.

     (b)   Reports on Form 8-K
     The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated May 15, 1997 June 16, 1997, July 15, 1997, August 15, 1997, September 15, 1997
     October 15, 1997, November 15, 1997 and December 15, 1997.

     (c)    See (a) 3 above

     (d)    Not Applicable



                      SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Harley-Davidson Eaglemark Motorcycle Trusts
     Eaglemark, Inc.
     (as sponsor of the Trusts)

     By:  /s/  Donna Zarcone
            Vice President and Chief Financial Officer


Date:March 30, 1997


                      EXHIBIT INDEX
     Exhibit Number   Description
     99.1             Annual Summary Statement
     99.2             Annual Statement of Compliance
     99.3             Report of Independent Accountants



       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1997


     Harley-Davidson Eaglemark Motorcyle Trust 1997-1
              Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                      74,318,386.23
     Principal        Collections      25,077,714.57
     Interest         Collections       7,307,740.23
     Liquidation      Proceeds            135,016.56
     Realized         Losses              502,603.60
     Servicer         Fees                545,322.30
     Trustee          Fees                 10,563.81
     Class A-1        Balance          36,818,386.23
     Class A-2        Balance          31,000,000.00
     Certificate      Balance           6,500,000.00
     Class A -1       Principal        25,681,613.77
     Class A-2        Principal                 0.00
     Certificate      Principal                 0.00
     Class A -1       Interest          2,139,180.63
     Class A-2        Interest          1,415,666.67
     Certificate      Interest            316,333.33
     30 Delinquent %                           2.367%
     60 Delinquent %                           0.733%
     90 Delinquent %                           0.489%



     Harley-Davidson Eaglemark Motorcyle Trust 1997-2
              Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                      83,815,379.61
     Principal        Collections      15,926,735.25
     Interest         Collections       4,753,208.35
     Liquidation      Proceeds             67,715.57
     Realized         Losses              224,237.57
     Servicer         Fees                346,014.05
     Trustee          Fees                  6,994.93
     Class A-1        Balance          46,296,918.06
     Class A-2        Balance          31,000,000.00
     Certificate      Balance           6,500,000.00
     Class A -1       Principal        16,203,081.94
     Class A-2        Principal                 0.00
     Certificate      Principal                 0.00
     Class A -1       Interest          1,394,142.02
     Class A-2        Interest            800,833.33
     Certificate      Interest            180,104.17
     30 Delinquent %                           1.803%
     60 Delinquent %                           0.542%
     90 Delinquent %                           0.260%


     Harley-Davidson Eaglemark Motorcyle Trust 1997-3
              Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                      94,726,961.58
     Principal        Collections       5,272,935.38
     Interest         Collections       1,341,148.69
     Liquidation      Proceeds                  0.00
     Realized         Losses                    0.00
     Servicer         Fees                129,005.75
     Trustee          Fees                  2,963.64
     Class A-1        Balance          57,226,961.58
     Class A-2        Balance          31,000,000.00
     Certificate      Balance           6,500,000.00
     Class A -1       Principal         5,273,038.42
     Class A-2        Principal                 0.00
     Certificate      Principal                 0.00
     Class A -1       Interest            465,489.15
     Class A-2        Interest            244,004.44
     Certificate      Interest             54,816.67
     30 Delinquent %                           0.385%
     60 Delinquent %                           0.064%
     90 Delinquent %                           0.002%




       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

     Re: Certificate required by Section 9.05 of the Sale and Servicing Agreement by and among Eaglemark Customer
     Funding Corporation-IV, as Trust Depositor, Eaglemark, Inc.
     as Servicer, and Harris Trust and Savings Bank, as Indenture Trustee for Harley-Davidson Eaglemark Motorcycle Trust - 1997-1

To the Trustees, the Placement Agent and the Rating Agencies:

Please be advised that under the supervision of the undersigned officer, the Servicer has made a review of its activities during the prior calendar year and of its performance under the Sale and Servicing Agreement. To such officer's knowledge, based on such review the Servicer has fully performed all its obligations under this Sale and Servicing Agreement.

                      EAGELEMARK, INC.
                      as Servicer



                      By: /s/ Michael E. Sulentic
                              Michael E. Sulentic
                              Vice President



     Re: Certificate required by Section 9.05 of the Sale and Servicing Agreement by and among Eaglemark Customer
     Funding Corporation-IV, as Trust Depositor, Eaglemark, Inc.
     as Servicer, and Harris Trust and Savings Bank, as Indenture Trustee for Harley-Davidson Eaglemark Motorcycle Trust - 1997-2

To the Trustees, the Placement Agent and the Rating Agencies:

Please be advised that under the supervision of the undersigned officer, the Servicer has made a review of its activities during the prior calendar year and of its performance under the Sale and Servicing Agreement. To such officer's knowledge, based on such review the Servicer has fully performed all its obligations under this Sale and Servicing Agreement.

                      EAGELEMARK, INC.
                      as Servicer



                      By: /s/ Michael E. Sulentic
                              Michael E. Sulentic
                              Vice President



     Re: Certificate required by Section 9.05 of the Sale and Servicing Agreement by and among Eaglemark Customer
     Funding Corporation-IV, as Trust Depositor, Eaglemark, Inc.
     as Servicer, and Harris Trust and Savings Bank, as Indenture Trustee for Harley-Davidson Eaglemark Motorcycle Trust - 1997-3

To the Trustees, the Placement Agent and the Rating Agencies:

Please be advised that under the supervision of the undersigned officer, the Servicer has made a review of its activities during the prior calendar year and of its performance under the Sale and Servicing Agreement. To such officer's knowledge, based on such review the Servicer has fully performed all its obligations under this Sale and Servicing Agreement.

                      EAGELEMARK, INC.
                      as Servicer



                      By: /s/ Michael E. Sulentic
                              Michael E. Sulentic
                              Vice President



    EXHIBIT 99.3 -- Report of Independent Auditors


(X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301

Independent Auditors' Report on Compliance


To the Board of Directors of Eaglemark, Inc.


We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Eaglemark Financial Services, Inc. (the "Company") and subsidiaries as of December 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended, and have issued our report thereon dated January 16, 1998.

In connection with our audit, nothing came to our attention that caused us to believe that the Company failed to comply with the terms, covenants, provisions, or conditions of the various servicing agreements (the "Servicing Agreements") detailed in Exhibit A attached, insofar as they relate to accounting matters. However, our audit was not directed primarily toward obtaining knowledge of such noncompliance.

As part of our audit, our procedures included the following pertaining to the documents and records relating to the servicing of motorcycle conditional sales contracts (the "Pools") under the Servicing Agreements:

1. We mathematically recomputed (on a test basis):
	a. the amount and percentage of losses realized on the Pools;
	b. servicing and other fees and excess interest earned by the
	   Company;
	c. interest due and paid to the certificateholders
2.	We agreed the cash flows from customer payments to bank
	statements and other records provided by the Company for a
	test month.
3.	We gained an understanding of the assumptions inherent in
	these calculations.

Our procedures were performed on a sample of Pools judgmentally selected from the population of Pools serviced for others by the Company under the Servicing Agreements. Our selection was not designed to specifically include Pools from every agreement listed on Exhibit A.

This report is intended solely for the use of Company, Eaglemark, Inc., and the parties named within the Servicing Agreements and should not be used for any other purpose.


Ernst & Young

January 16, 1998








EXHITBIT A
Securitization Trusts as of December 31, 1997


Harley-Davidson Eaglemark Motorcycle Trust 1997-3 - Sale and
	Servicing Agreement dated October 1, 1997
Harley-Davidson Eaglemark Motorcycle Trust 1997-2 - Sale and
	Servicing Agreement dated July 1, 1997
Harley-Davidson Eaglemark Motorcycle Trust 1997-1- Sale and
	Servicing Agreement dated  April 1, 1997

Harley-Davidson Eaglemark Owner Trust 1996-3 - Sale and
	Servicing Agreement dated October 1, 1996
Eaglemark Trust 1996-2 - Pooling and Servicing Agreement
	dated June 7, 1996
Eaglemark Trust 1996-1 - Pooling and Servicing Agreement dated February 23, 1996

Marine and RV Receivables Securitization - Series 1995-B -
	Purchase and Servicing Agreement dated  November 15, 1995
Marine and RV Receivables Securitization - Series 1995-A -
	Purchase and Servicing Agreement dated  September 7, 1995
Eaglemark Trust 1995 - 2 - Pooling and Servicing Agreement
	dated August 30, 1995
Eaglemark Trust 1995 - 2 - Pooling and Servicing Agreement dated April 1, 1995

Eagle Credit Trust 1994 - 1 - Pooling and Servicing Agreement dated November 1, 1994




(X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301




Independent Accountant's Report on Applying Agreed-Upon Procedures


To the Board of Directors of Eaglemark, Inc.,
 Harris Trust and Savings Bank, and
 Wilmington Trust Company:


We have performed the procedures enumerated below, which were agreed to by Eaglemark, Inc.(the Company), the Servicer of Harley-Davidson Eaglemark Motorcycle Trust 1997-1 (the Trust), Harris Trust and Savings Bank (Harris), the Indenture Trustee of the Trust, and Wilmington Trust Company (Wilmington), the Owner Trustee of the Trust, with respect to certain servicing records of the Company, solely to assist Harris and Wilmington in determining whether the Company has complied with certain servicing and reporting requirements of the Sale and Servicing Agreement dated April 1, 1997 (the Agreement), pertaining to the Trust. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of the procedures is solely the responsibility of the Company, Harris, and Wilmington. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.


1. For the randomly selected month of December 1997, we obtained from the Company's financial management a copy of the Monthly Report dated January 15, 1998, which is attached as Exhibit A (Monthly Report). We also obtained from the Company's financial management a copy of the November Monthly Report dated December 15, 1997 (Prior Monthly Report) and the October Monthly Report dated November 15, 1997 (Second Prior Monthly Report).

2. We performed the following procedures to the Monthly Report, which were applied as indicated with respect to the symbols explained below:

A1	Compared the amount/rate to the Prior Monthly Report and found such
	amount/rate to be in agreement.

A2	Compared the rate to the Second Prior Monthly Report and found such
	rate to be in agreement.

B	Compared the amount to schedules prepared by the Company's accounting
	personnel derived from the Company's accounting records and found such amount to be in agreement.

C	Compared the amount to a copy of the Harris Trust Department December
	1997 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

D	Compared the amount to a copy of the Harris Trust Department
	January 1998 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

E	Compared the amount to a copy of the Harris Trust Department January
	1998 collection account bank statement provided by the Company's financial management and found such amount to be in agreement.

F	Proved the arithmetic accuracy of the addition of the amount
	referenced, without exception.

V	Obtained representations from the Company's management that the line
	was unintentionally left blank, but that the amount shown should have been $113,121.93, which we compared to schedules prepared by the Company's accounting personnel derived from the Company's accounting records and found such amount to be in agreement. We obtained representations from the Company's management that this omission had no impact on other computations within the Monthly Report.

Z	Obtained representations from the Company's management that no
	supporting schedules had been prepared for this item. Accordingly, we did not test these zero balance items.

R(a)	Recomputed and agreed amount/rate based on applicable amounts and
	rates shown in the Monthly Report.

R(b)	Recomputed and agreed amount to copies of the Harris Trust Department
	December 1997 collection and reserve account bank statements provided by the Company's financial management.

R(c)	Recomputed and agreed amount based on applicable amounts shown in the
	Company's accounting records.

R(d)	Recomputed and agreed rate based on applicable amounts and rates shown
	in the Monthly Report and Agreement.

R(e)	Recomputed and agreed amount based on applicable amounts shown in the
	Monthly Report and the Prior Monthly Report.

SSA	Compared the rate to the Agreement, and found such rate to be in
	agreement.

We were not engaged to and did not perform an examination, the objective of which would be an expression of an opinion on the Company's compliance with the servicing and reporting requirements of the Agreement. Accordingly, we do not express such an opinion. Had we performed additional procedures, or had we conducted an examination of the Monthly Report, other matters might have come to our attention that would have been reported to you. Except as otherwise provided herein, we have performed no procedures on the information or the documents provided to us to verify such information was complete and accurate.

This letter is intended solely for the use of the Company, Harris, and Wilmington, and should not be used by those who have not agreed to the procedures and taken responsibility for the sufficiency of the procedures for their purposes.


Ernst & Young LLP

March 20, 1998








Harley-Davidson Eaglemark Motorcycle Trust 1997-1
$62,500,000 6.35% Harley-Davidson Motorcycle Contract Backed Notes, Class A-1 $31,000,000 6.85% Harley-Davidson Motorcycle Contract Backed Notes, Class A-2 $6,500,000 7.30% Harley-Davidson Motorcycle Contract Backed Certificates Monthly Report

For the Distribution Date    January 15, 1998



A. Calculation of the Monthly Principal                                     REF.
 1. A.  Principal Balance of the Contracts as of the first day of the Due
        Period preceding the Due Period in which the Payment 74,318,386.23 B Date Occurs, plus
    B.  Prefunded Amount on such day referred to in 1.A. above         0.00 Z

   Sum of 1.A and 1.B                                         74,318,386.23 F

 2. A.  Principal Balance of the Contracts as of the first day of the Due
        Period in which the Payment Date occurs, plus         71,433,800.13 B

    B.  Pre-Funded Amount as of the first day of the Due Period in which
        such Payment Date occurs, plus                                 0.00 Z

    C.  The Special Mandatory Redemption Amounts, if any, paid during
          such Due Period or payable on such Payment Date              0.00 Z

       Sum of 2.A, 2.B, and 2.C                               71,433,800.13 F


B. Calculation of Principal Distributable Amount (as defined in Article I
   of the Sale and Servicing Agreement), (from A, 1 minus 2)   2,884,586.10 R(a)

C. Calculation of Available Interest (as defined in Article I of the Sale
       and Servicing Agreement)                                  885,257.05 B

D. Calculation of Note Monthly Principal Distributable Amount

    1. Note Percentage for such Distribution Date

    a. For each Distribution Date to but excluding the Distribution Date
       on which the principal amount of the Class A-1 Notes is       100.00%SSA
       reduced to zero
   b . On the Distribution Date on which the principal amount of the Class A-1
       Notes is reduced to zero, 100% until the principal amount of the Class
       A-2 Notes has been reduced to zero                            100.00%SSA

    c. After the principal amount of the Class A-2 Notes have been reduced
       to zero                                                         0.00%SSA

    2. Principal Distributable Amount (from B)                 2,884,586.10 R(a)

    3. Note Monthly Principal Distributable Amount

    a. Class A-1 Notes (D. 1(a) multiplied by D.2 until
       of Class A-1 Notes Principal Balance is zero)           2,884,586.10 R(a)

    b. Class A-2 Notes (D. 1(a) multiplied by D.2 until
       of Class A-2 Notes Principal Balance is zero)                   0.00 R(a)

    c. Note Principal Carryover Shortfall                              0.00 A1

    d. Special Mandatory Redemption Amounts (from Pre-Funding
       Account as defined in Article I of the SSA)                     0.00 Z

   e.  Note Monthly Principal Distributable Amount (the sum    2,884,586.10 F
       of items 3 (a), 3 (b) and 3 (c)

E. Calculation of Note Monthly Interest Distributable Amount
    1. Class A-1 Interest Rate           6.350%SSA

    2. Class A-2 Interest Rate           6.850%SSA

    3. One-twelfth of the Class A-1 Interest Rate time the Class A-1 Note Balance from and including the fifteenth day of the month based on a 360-day year of 12 months and 30 days each (or from and including the Closing Date with respect to the first Distribution Date) to but excluding the fifteenth day of the month of the
       current Distribution Date                                 194,830.63 R(a)
    4. One-twelfth of the Class A-2 Interest Rate time the Class A-2 Note Balance from and including the fifteenth day of the month based on a 360-day year of 12 months and 30 days each (or from and including the Closing Date with respect to the first Distribution Date) to but excluding the fifteenth day of the month of the
       current Distribution Date                                 176,958.33 R(a)
    5. Interest Carryover Shortfall for such Distribution Date         0.00 A1

    6. Note Monthly Interest Distributable Amount (the sum of items 3,
       4, 5)                                                     371,788.96 F

F. Calculation of Note Monthly Distributable Amount  (sum of   3,256,375.06 R(a)
   D.3 (e) plus E.6.)

F1.The remaining Class A-1 Certificate Balance after giving effect to the Distribution of Monthly Principal on such Distribution Date33,933,800.13 R(e)

F2.The remaining Class A-2 Certificate Balance after giving effect to the distribution of Monthly Principal on such Distribution Date31,000,000.00 R(a)

G. Calculation of Certificate Principal Distributable Amount

    1. Certificate Balance                                     6,500,000.00 R(a)

    2. Available Principal                                             0.00 R(a)

    3. Certificate Percentage for each respective Distribution Date

    a. for each Distribution Date to but excluding the Distribution Date on which the Principal Amount of the Class A-2 Notes is
       reduced to zero                                                 0.00%SSA

    b. on any Distribution Date to but excluding the Distribution Date on which the Principal Amount of the Class A-2 Notes is
       reduced to zero                                                 0.00%SSA

    c. thereafter                                                    100.00%SSA

   4(a)Available Principal multiplied by the Certificate Percentage for such
       Distribution Date                                               0.00 R(a)

   (b) Certificate Principal Carryover Shortfall for such              0.00 A1
       Distribution Date

    5. Certificate Principal Distributable Amount (the sum             0.00 F
       of 4. (a) and 4. (b))

H. Calculation of Certificate Interest Distributable Amount
    1. Certificate Pass-Through Rate      7.30%                             SSA

   2(a)One-twelfth of the Cert. Pass-Through Rate times the Certificate Balance
       On the immediately preceding Distribution Date, after giving effect to all payments of principal to the Certificateholders and such preceding Distribution Date on the original Principal Amount of the Certificates)
       based on a 360-day year of 12 months and 30 days each.     39,541.67 R(a)

   2(b)Certificate Interest Carryover Shortfall for such               0.00 A1
         Distribution Date
    3. Certificate Interest Distributable Amount (sum of          39,541.67 F
        2.(a) and 2.(b))
I. Calculation of Certificate Distributable Amount (sum of        39,541.67 R(a)
   G.5 and H.3)

J. Fees
   1. The Monthly Servicing Fee for such Payment Date (1/12 of the product of 1% and the Principal Balance of the Contracts as of the beginning of the
       related Due Period)                                        61,931.99 R(a)

   2.  Late Payment Fees for such Distribution Date                    0.00 Z

   3.  Extension Fees for such Distribution Date                       0.00 Z

   4.  Other Fees                                                      0.00 Z

   5.  The Trustee Fee for such Payment Date excluding expense component (1/12 of the product of .018% and the Principal Balance of the Contracts as of the beginning of the related Due Period and the Pre- -Funded Amount as of the beginning of such Period; provided however, in
       no event shall such fee be less than $200.00 per month)     1,114.78 R(a)

K. Calculation of the Available Funds for Such Payment Date
   1.  The amount of funds deposited into the Collection Account pursuant to
       Section 5.05 (b) of the Sale and Servicing Agreement with respect to the related Due Period

       a.  All amounts received by the Servicer with respect to the Contracts:
       (i) Principal                                           2,585,936.51 B

       (ii)Interest & Fees                                       885,257.05 B


       b.  All Net Liquidation Proceeds                           97,741.91 B

       c. The aggregate of the Repurchase Prices for Contracts required to be repurchased by the Seller as described in Section 7.08 of the Sale
            and Servicing Agreement                                    0.00 Z

       d.  All Advances made by Servicer pursuant to Section 7.03 (a)
            of the Sale and Servicing Agreement                  113,121.93 B, E

       e. All amounts paid by the Seller in connection with an optional repurchase of the Contracts described in Section 7.10 of the Sale
            and Servicing Agreement                                    0.00 Z

       f. All amounts obtained from the Collateral Agent in respect of Carrying Charges to be deposited into the Collection Account on the upcoming Payment Date pursuant to Section 7.03(b) Sale and Servicing
           Agreement                                                   0.00 Z

       g.  All amounts received in respect of interest, dividends, gains, income and earnings on investments of funds in the Trust Accounts
           as contemplated in Section 5.05 (b) (vii) of the       25,644.49 R(b)
           Sale and Servicing Agreement
       h.  Total amount of funds deposited into the Collection Account pursuant
            to Section 5.05 (b) (the sum of a. through g.)     3,707,701.89 F

   2. The amount of funds permitted to be withdrawn from the Collection Account pursuant to clauses (ii) through (iv) of Section 7.05 (a) of the Sale and Servicing Agreement with respect to the related Due Period

       a. Amounts to be withdrawn to reimburse the Servicer for Advances in accordance with Section 7.03 (a) of the Sale and Servicing
            Agreement                                            115,123.48 E

       b.  Amounts to be paid to the Servicer in respect of the Monthly
            Servicing Fee for the related Due Period              61,931.99 E

       c.  Amounts to be paid to the Indenture Trustee in respect of the
            Indenture Trustee's Fee for the related Due Period     1,114.78 E


       d.  Amounts to be paid related to Other Fees                    0.00 Z

       e. Other amounts required or authorized to be withdrawn from the Collection Account pursuant to the Sale and Servicing Agreement
           Excess Funds                                                0.00 R(a)

       f. Total amount of funds permitted to be withdrawn from the Collection Account pursuant to Section 7.05(a) of the Sale and Servicing Agreement with respect to the related Due Period
            (sum of a. through e.)                               178,170.25 F

   3.  The Available Funds for such Distribution Date          3,529,531.64 R(a)
        (1.h. minus 2.f.)

   4. The Available Funds otherwise distributable to the Certificateholders that will be distributed to the Noteholders on
       such Distribution Date                                          0.00 R(a)

L. The shortfall of Available Funds for such Payment Date to pay either the Note Distributable Amount or Certificate Distributable Amount
    (the Available Funds for such Distribution Date minus the sum of the
   Note Distributable Amount as set forth in F. and the
   Certificate Distributable Amount as set forth in I.).               0.00 R(a)

M. The amount to be withdrawn from the Reserve Fund on such distribution
   Date to cover the Note Distributable Amount or the
   Certificate Distributable Amount for such Distribution Date         0.00 R(a)

N. Interest Earnings on the Reserve Fund                          10,963.90 C

O. 1.  The amount to be deposited in the Reserve Fund on such
       Payment Date                                              233,614.91 D

   2. The amount on deposit in the Reserve Fund after giving effect to deposits and withdrawals therefrom on such Distribution 2,606,619.03 B

P. The Reserve Fund Requisite Amount for such distribution Date is          SSA
   2.50% of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period plus $450,000 initial deposit set for the Certificate class; however, in the event a Reserve Fund Trigger Event occurs with respect to a Distribution Date and has not terminated for three consecutive Distribution Dates (inclusive) such amount shall be equal to 6.00% of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period and $450,000. 4,909,103.17 R(a)

Q. The Pool Factor
 1.Class A-1 Note Factor immediately before such Distribution 58.9094180%R(d) 2.Class A-2 Note Factor immediately before such Distribution 100.0000000%R(d)
 3.Certificate Class Pool Factor immediately before such        100.0000000%R(d)
      Distribution Date

 4.Class A-1 Note Factor immediately after such Distribution 54.2940802%R(d) 5.Class A-2 Note Factor immediately after such Distribution 100.0000000%R(d)
 6.Certificate Class Pool Factor immediately after such         100.0000000%R(d)
      Distribution Date

R. Delinquent Contracts
   1.        31-59 Days                      #            172  1,963,439.56 R(c)

   2.        60-89 Days                      #             91  1,039,345.27 R(c)

   3.        90 or More Days                 #             43    473,281.32 R(c)

S. Liquidated Contracts
   1.  Total Liquidated Contracts            #             24    312,676.66 R(a)

   2.  Identity (Attach)

   3.  Liquidation Proceeds for the Due Period                    97,741.91 B

   4.  Liquidation Expenses for the Due Period                         0.00 Z

   5.  Net Liquidation Proceeds for the Due Period                97,741.91 B

   6.  Net Liquidation Losses for the Due Period                 214,934.75 B

T. Advances
   1.  Unreimbursed Advances Prior to Such Distribution Date     115,123.48 A1

   2.  Amount paid to Servicer on such Distribution Date to reimburse Servicer
       for such unreimbursed Advances                            115,123.48 A1

   3.  Amount of Delinquent Interest for such Distribution Date             V

   4. Amount of new Advances on such Distribution Date (if such amount is less than the amount of Delinquent Interest, attach the certificate required
       by Section 7.03 of the Sale and Servicing Agreement)      113,121.93 B

   5.  Total of unreimbursed Advances after new Advances on such
          Distribution Date                                      113,121.93 B

U. Repurchased Contracts
   1.  Number of Contracts to be repurchased by the Seller pursuant to Section
       7.08 of the Sale and Servicing Agreement                           0 Z

   2.  Principal Amount of such Contracts                              0.00 Z

   3.  Related Repurchase Price of such Contracts                      0.00 Z

V. Contracts
   1.  Number of Contracts as of beginning of Due Period              6,985 B

   2. Principal Balance as of beginning of Due Period         74,318,386.23 B

   3.  Number of Contracts as of end of Due Period                    6,805 B

   4.  Principal Balance as of end of Due Period              71,433,800.13 B

   5.  Prefunded Amount as of Beginning of Due Period                  0.00 Z

   6.  Prefunded Amount as of End of Due Period                        0.00 Z

W. Interest Reserve Account

   1. Interest Reserve Amount as of previous Distribution Date         0.00 Z

   2.  Interest received into Interest Reserve Account                 0.00 Z

   3.  Carrying Charges, if any, to be paid on upcoming
           Distribution Date                                           0.00 Z

   4. Interest Reserve Amount as of Upcoming Distribution Date         0.00 Z

X. Ratios
    1.  Cumulative Loss Ratio
       A.  The aggregate Net Liquidation Losses for all Contracts since the
        Cutoff Date through the end of the related Due Period.   717,538.35 B

       B.  The sum of the Principal Balance of the Contracts as of the
           Cutoff Date plus the Principal Balance of any Subsequent Contracts
           as of the related Subsequent Cutoff Date.           100000000.00 B

       C.  The Cumulative Loss Ratio for such Distribution Date ( the quotient
           of A. divided by B., expressed as a percentage).            0.72%R(a)

    2.  Average Delinquency Ratio for such Distribution Date

       A. The Delinquency Amount (the Principal Balance of all Contracts that were delinquent 60 days or more as of the end of the
           Due Period.)                                        1,512,626.59 R(a)

       B. The Delinquency Ratio computed by dividing (x) the Delinquency Amount during the immediately preceding Due Period by (y) the Principal Balance of the Contracts as of the beginning of the related Due
           Period for such Distribution Date.                          2.04%R(a)

       C.  The Delinquency Ratio for the prior Distribution Da         1.89%A1

       D.  The Delinquency Ratio for the second prior                  1.51%A2
               Distribution Date
       E.  The Average Delinquency Ratio (the arithmetic average
            of B. through D.)                                          1.81%R(a)

    3.  Average Loss Ratio for such Distribution Date

       A.  Net Liquidation Losses                                214,934.75 B

       B. The Loss Ratio (the fraction derived by dividing (x) Net Liquidation Losses for all Contracts that became Liquidated Contracts during the immediately preceding Due Period multiplied by twelve by (y) the outstanding Principal Balances of all Contracts as of the beginning
           of the Due Period) for such Distribution Date               3.47%R(a)

       C.  The Loss Ratio for the prior Distribution Date.             3.36%A1

       D.  The Loss Ratio for the second prior Distribution Da         2.15%A2

       E.  The Average Loss Ratio (the arithmetic average of B.
           through D.)                                                 2.99%R(a)


    4.  Computation of Reserve Fund Trigger Events:

       A.  Average Delinquency Ratio (if Average Delinquency Ratio >or=
       (i) 2.50% with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 3.00% respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to , and inclusive of, the second anniversary of the Closing Date, or (iii) 3.50% for any distribution occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv) 4.00% for any Distribution Date following the third
        anniversary date of the Closing Date.                          1.81%R(a)

       B.  Average Loss Ratio (if Average Loss Ratio >or= (i) 2.75% with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the eighteen months following the Closing Date or (ii) 3.25% with respect to any Distribution Date which occurs following the eighteen month period following the
       Closing Date.                                                   2.99%R(a)

       C. Cumulative Loss Ratio (if Cumulative Loss Ratio >or= (i) .75% with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 1.50% with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to, and inclusive of, the second anniversary of the Closing Date,
       (iii) 2.00% for any Distribution Date which occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv) 2.50%
       following the third anniversary of the Closing Date.            0.72%R(a)


   Liquidated Contracts:
                                                  Principal      Interest
           31178840 Thielen                          9,458.30        147.19 B
                                                         0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
           34093628 Megerle, Spencer                10,980.65        727.03 B
           40241232 Gallardo, Tony                  16,203.61      1,347.91 B
           55952419 Lance, Ted                      18,689.92        328.81 B
           75898547 Blaa, Charles                   20,176.06        605.33 B
           32415968 Raskovsky, Rob                  18,975.37        743.21 B
           38043124 Hoffman, Russell                 4,819.19         58.75 B
                  0        0                             0.00          0.00
           39228896 Pratte, Henry                   16,682.93        528.13 B
           10248321 Rettenmaier, Rick               12,078.57        542.68 B
           23185789 Garza, Rosalio                   7,676.98        484.31 B
           59554066 Mulholland, Joseph              12,304.68        620.29 B
           60770838 Sadler, Charles                  8,531.13        718.49 B
           62870938 Kellner, Raymond                 7,884.72        175.21 B
           21091837 Hagg, Stefan                     9,487.12        791.19 B
           54031354 Cox, Fred                       16,104.76      1,349.31 B
           32854888 Langston, Mickey                16,606.67        373.85 B
           66519775 Hawes, Richard                   8,604.51        515.49 B
           14455238 Fowler                          16,755.53        613.83 B
           36512851 Monti                            3,110.53        249.11 B
           52099314 Lucath                          16,520.30      1,101.46 B
           53014109 Steck                            7,206.04        108.47 B
           67580972 Brocco                           6,849.79        328.23 B
           10996951 Edwards                          8,547.08        713.22 B
           49707848 Ray                             24,375.21        875.51 B
                  0        0                             0.00          0.00
                                                   298,629.65     14,047.01 F


(X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301




Independent Accountant's Report on Applying Agreed-Upon Procedures


To the Board of Directors of Eaglemark, Inc.,
 Harris Trust and Savings Bank, and
 Wilmington Trust Company:


We have performed the procedures enumerated below, which were agreed to by Eaglemark, Inc.(the Company), the Servicer of Harley-Davidson Eaglemark Motorcycle Trust 1997-2 (the Trust), Harris Trust and Savings Bank (Harris), the Indenture Trustee of the Trust, and Wilmington Trust Company (Wilmington), the Owner Trustee of the Trust, with respect to certain servicing records of the Company, solely to assist Harris and Wilmington in determining whether the Company has complied with certain servicing and reporting requirements of the Sale and Servicing Agreement dated July 1, 1997 (the Agreement), pertaining to the Trust. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of the procedures is solely the responsibility of the Company, Harris, and Wilmington. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.


1. For the randomly selected month of December 1997, we obtained from the Company's financial management a copy of the Monthly Report dated January 15, 1998, which is attached as Exhibit A (Monthly Report). We also obtained from the Company's financial management a copy of the November Monthly Report dated December 15, 1997 (Prior Monthly Report) and the October Monthly Report dated November 15, 1997 (Second Prior Monthly Report).

2. We performed the following procedures to the Monthly Report, which were applied as indicated with respect to the symbols explained below:

A1	Compared the amount/rate to the Prior Monthly Report and found such
	amount/rate to be in agreement.

A2	Compared the rate to the Second Prior Monthly Report and found such
	rate to be in agreement.

B	Compared the amount to schedules prepared by the Company's accounting
	personnel derived from the Company's accounting records and found such amount to be in agreement.

C	Compared the amount to a copy of the Harris Trust Department December
	1997 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

D	Compared the amount to a copy of the Harris Trust Department
	January 1998 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

E	Compared the amount to a copy of the Harris Trust Department January
	1998 collection account bank statement provided by the Company's financial management and found such amount to be in agreement.

F	Proved the arithmetic accuracy of the addition of the amount
	referenced, without exception.

V	Obtained representations from the Company's management that the line
	was unintentionally left blank, but that the amount shown should have been $136,319.90, which we compared to schedules prepared by the Company's accounting personnel derived from the Company's accounting records and found such amount to be in agreement. We obtained representations from the Company's management that this omission had no impact on other computations within the Monthly Report.

X	Recomputed the arithmetic accuracy of the addition of the amounts
	referenced, noting amount is overstated by $8,000.

Z	Obtained representations from the Company's management that no
	supporting schedules had been prepared for this item. Accordingly, we did not test these zero balance items.

R(a)	Recomputed and agreed amount/rate based on applicable amounts and
	rates shown in the Monthly Report.

R(b)	Recomputed and agreed amount to copies of the Harris Trust Department
	December 1997 collection and reserve account bank statements provided by the Company's financial management.

SSA	Compared the rate to the Agreement, and found such rate to be in
	agreement.

We were not engaged to and did not perform an examination, the objective of which would be an expression of an opinion on the Company's compliance with the servicing and reporting requirements of the Agreement. Accordingly, we do not express such an opinion. Had we performed additional procedures, or had we conducted an examination of the Monthly Report, other matters might have come to our attention that would have been reported to you. Except as otherwise provided herein, we have performed no procedures on the information or the documents provided to us to verify such information was complete and accurate.

This letter is intended solely for the use of the Company, Harris, and Wilmington, and should not be used by those who have not agreed to the procedures and taken responsibility for the sufficiency of the procedures for their purposes.


Ernst & Young LLP

March 20, 1998



Harley-Davidson Eaglemark Motorcycle Trust 1997-2
$62,500,000 6.35% Harley-Davidson Motorcycle Contract Backed Notes, Class A-1 $31,000,000 6.85% Harley-Davidson Motorcycle Contract Backed Notes, Class A-2 $6,500,000 7.30% Harley-Davidson Motorcycle Contract Backed Certificates Monthly Report

For the Distribution Date    January 15, 1998



A. Calculation of the Monthly Principal                                     REF.
 1. A.  Principal Balance of the Contracts as of the first day of the Due
        Period preceding the Due Period in which the Payment 83,815,379.61 B Date Occurs, plus
    B.  Prefunded Amount on such day referred to in 1.A. above         0.00 Z

   Sum of 1.A and 1.B                                         83,815,379.61 F

 2. A.  Principal Balance of the Contracts as of the first day of the Due
        Period in which the Payment Date occurs, plus         80,571,712.43 B

    B.  Pre-Funded Amount as of the first day of the Due Period in which
        such Payment Date occurs, plus                                 0.00 Z

    C.  The Special Mandatory Redemption Amounts, if any, paid during
          such Due Period or payable on such Payment Date              0.00 Z

       Sum of 2.A, 2.B, and 2.C                               80,571,712.43 F


B. Calculation of Principal Distributable Amount (as defined in Article I
   of the Sale and Servicing Agreement), (from A, 1 minus 2)   3,235,667.18 X

C. Calculation of Available Interest (as defined in Article I of the Sale
       and Servicing Agreement)                                1,037,668.41 B

D. Calculation of Note Monthly Principal Distributable Amount

    1. Note Percentage for such Distribution Date

    a. For each Distribution Date to but excluding the Distribution Date
       on which the principal amount of the Class A-1 Notes is       100.00%SSA
       reduced to zero
   b . On the Distribution Date on which the principal amount of the Class A-1
       Notes is reduced to zero, 100% until the principal amount of the Class
       A-2 Notes has been reduced to zero                            100.00%SSA

    c. After the principal amount of the Class A-2 Notes have been reduced
       to zero                                                         0.00%SSA

    2. Principal Distributable Amount (from B)                 3,235,667.18 X

    3. Note Monthly Principal Distributable Amount

    a. Class A-1 Notes (D. 1(a) multiplied by D.2 until
       of Class A-1 Notes Principal Balance is zero)           3,235,667.18 X

    b. Class A-2 Notes (D. 1(a) multiplied by D.2 until
       of Class A-2 Notes Principal Balance is zero)                   0.00 R(a)

    c. Note Principal Carryover Shortfall                              0.00 A1

    d. Special Mandatory Redemption Amounts (from Pre-Funding
       Account as defined in Article I of the SSA)                     0.00 Z

   e.  Note Monthly Principal Distributable Amount (the sum    3,235,667.18 X
       of items 3 (a), 3 (b) and 3 (c)

E. Calculation of Note Monthly Interest Distributable Amount
    1. Class A-1 Interest Rate           6.000%SSA

    2. Class A-2 Interest Rate           6.200%SSA

    3. One-twelfth of the Class A-1 Interest Rate time the Class A-1 Note Balance from and including the fifteenth day of the month based on a 360-day year of 12 months and 30 days each (or from and including the Closing Date with respect to the first Distribution Date) to but excluding the fifteenth day of the month of the
       current Distribution Date                                 231,484.59 R(a)
    4. One-twelfth of the Class A-2 Interest Rate time the Class A-2 Note Balance from and including the fifteenth day of the month based on a 360-day year of 12 months and 30 days each (or from and including the Closing Date with respect to the first Distribution Date) to but excluding the fifteenth day of the month of the
       current Distribution Date                                 160,166.67 R(a)
    5. Interest Carryover Shortfall for such Distribution Date         0.00 A1

    6. Note Monthly Interest Distributable Amount (the sum of items 3,
       4, 5)                                                     391,651.26 F

F. Calculation of Note Monthly Distributable Amount  (sum of   3,627,318.44 X
   D.3 (e) plus E.6.)

F1.The remaining Class A-1 Certificate Balance after giving effect to the Distribution of Monthly Principal on such Distribution Date43,061,250.88 X

F2.The remaining Class A-2 Certificate Balance after giving effect to the distribution of Monthly Principal on such Distribution Date31,000,000.00 R(a)

G. Calculation of Certificate Principal Distributable Amount

    1. Certificate Balance                                     6,500,000.00 R(a)

    2. Available Principal                                             0.00 R(a)

    3. Certificate Percentage for each respective Distribution Date

    a. for each Distribution Date to but excluding the Distribution Date on which the Principal Amount of the Class A-2 Notes is
       reduced to zero                                                 0.00%SSA

    b. on any Distribution Date to but excluding the Distribution Date on which the Principal Amount of the Class A-2 Notes is
       reduced to zero                                                 0.00%SSA

    c. thereafter                                                    100.00%SSA

   4(a)Available Principal multiplied by the Certificate Percentage for such
       Distribution Date                                               0.00 R(a)

   (b) Certificate Principal Carryover Shortfall for such              0.00 A1
       Distribution Date

    5. Certificate Principal Distributable Amount (the sum             0.00 F
       of 4. (a) and 4. (b))

H. Calculation of Certificate Interest Distributable Amount
    1. Certificate Pass-Through Rate      6.65%                             SSA

   2(a)One-twelfth of the Cert. Pass-Through Rate times the Certificate Balance
       On the immediately preceding Distribution Date, after giving effect to all payments of principal to the Certificateholders and such preceding Distribution Date on the original Principal Amount of the Certificates)
       based on a 360-day year of 12 months and 30 days each.     36,020.83 R(a)

   2(b)Certificate Interest Carryover Shortfall for such               0.00 A1
       Distribution Date
    3. Certificate Interest Distributable Amount (sum of          36,020.83 F
        2.(a) and 2.(b))
I. Calculation of Certificate Distributable Amount (sum of        36,020.83 R(a)
   G.5 and H.3)

J. Fees
   1. The Monthly Servicing Fee for such Payment Date (1/12 of the product of 1% and the Principal Balance of the Contracts as of the beginning of the
       related Due Period)                                        69,846.15 R(a)

   2.  Late Payment Fees for such Distribution Date                    0.00 Z

   3.  Extension Fees for such Distribution Date                       0.00 Z

   4.  Other Fees                                                      0.00 Z

   5.  The Trustee Fee for such Payment Date excluding expense component (1/12 of the product of .018% and the Principal Balance of the Contracts as of the beginning of the related Due Period and the Pre-Funded Amount as of the beginning of such Period; provided however, in
       no event shall such fee be less than $200.00 per month)     1,257.23 R(a)

K. Calculation of the Available Funds for Such Payment Date
   1.  The amount of funds deposited into the Collection Account pursuant to
       Section 5.05 (b) of the Sale and Servicing Agreement with respect to the related Due Period

       a.  All amounts received by the Servicer with respect to the Contracts:
       (i) Principal                                           2,688,773.12 B

       (ii)Interest & Fees                                     1,037,668.41 B


       b.  All Net Liquidation Proceeds                           75,074.07 B

       c. The aggregate of the Repurchase Prices for Contracts required to be repurchased by the Seller as described in Section 7.08 of the Sale
            and Servicing Agreement                                    0.00 Z

       d.  All Advances made by Servicer pursuant to Section 7.03 (a)
            of the Sale and Servicing Agreement                  136,319.90 B, E

       e. All amounts paid by the Seller in connection with an optional repurchase of the Contracts described in Section 7.10 of the Sale
            and Servicing Agreement                                    0.00 Z

       f. All amounts obtained from the Collateral Agent in respect of Carrying Charges to be deposited into the Collection Account on the upcoming Payment Date pursuant to Section 7.03(b) Sale and Servicing
           Agreement                                                   0.00 Z

       g.  All amounts received in respect of interest, dividends, gains, income and earnings on investments of funds in the Trust Accounts
           as contemplated in Section 5.05 (b) (vii) of the       28,320.85 R(b)
           Sale and Servicing Agreement
       h.  Total amount of funds deposited into the Collection Account pursuant
            to Section 5.05 (b) (the sum of a. through g.)     3,966,156.35 F

   2. The amount of funds permitted to be withdrawn from the Collection Account pursuant to clauses (ii) through (iv) of Section 7.05 (a) of the Sale and Servicing Agreement with respect to the related Due Period

       a. Amounts to be withdrawn to reimburse the Servicer for Advances in accordance with Section 7.03 (a) of the Sale and Servicing
            Agreement                                            134,888.47 E

       b.  Amounts to be paid to the Servicer in respect of the Monthly
            Servicing Fee for the related Due Period              69,846.15 E

       c.  Amounts to be paid to the Indenture Trustee in respect of the
            Indenture Trustee's Fee for the related Due Period     1,257.23 E


       d.  Amounts to be paid related to Other Fees                    0.00 Z

       e. Other amounts required or authorized to be withdrawn from the Collection Account pursuant to the Sale and Servicing Agreement
           Excess Funds                                           96,825.23 R(a)

       f. Total amount of funds permitted to be withdrawn from the Collection Account pursuant to Section 7.05(a) of the Sale and Servicing Agreement with respect to the related Due Period
            (sum of a. through e.)                               302,817.08 F

   3.  The Available Funds for such Distribution Date          3,663,339.27 R(a)
        (1.h. minus 2.f.)

   4. The Available Funds otherwise distributable to the Certificateholders that will be distributed to the Noteholders on
       such Distribution Date                                          0.00 R(a)

L. The shortfall of Available Funds for such Payment Date to pay either the Note Distributable Amount or Certificate Distributable Amount
    (the Available Funds for such Distribution Date minus the sum of the
   Note Distributable Amount as set forth in F. and the
   Certificate Distributable Amount as set forth in I.).              (0.00)R(a)

M. The amount to be withdrawn from the Reserve Fund on such distribution
   Date to cover the Note Distributable Amount or the
   Certificate Distributable Amount for such Distribution Date    62,385.40 D

N. Interest Earnings on the Reserve Fund                          11,361.73 C

O. 1.  The amount to be deposited in the Reserve Fund on such
       Payment Date                                                   (0.00)R(a)

   2. The amount on deposit in the Reserve Fund after giving effect to deposits and withdrawals therefrom on such Distribution 2,545,384.49 B

P. The Reserve Fund Requisite Amount for such distribution Date is          SSA
   2.50% of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period plus $450,000 initial deposit set for the Certificate class; however, in the event a Reserve Fund Trigger Event occurs with respect to a Distribution Date and has not terminated for three consecutive Distribution Dates (inclusive) such amount shall be equal to 6.00% of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period and $450,000. 2,545,384.49 R(a)

Q. The Pool Factor
 1.Class A-1 Note Factor immediately before such Distribution 74.0750689%R(d) 2.Class A-2 Note Factor immediately before such Distribution 100.0000000%R(d)
 3.Certificate Class Pool Factor immediately before such        100.0000000%R(d)
      Distribution Date

 4.Class A-1 Note Factor immediately after such Distribution 68.8980014%R(d) 5.Class A-2 Note Factor immediately after such Distribution 100.0000000%R(d)
 6.Certificate Class Pool Factor immediately after such         100.0000000%R(d)
      Distribution Date

R. Delinquent Contracts
   1.        31-59 Days                      #            209  2,346,906.30 R(c)

   2.        60-89 Days                      #             78    873,358.59 R(c)

   3.        90 or More Days                 #             49    554,289.74 R(c)

S. Liquidated Contracts
   1.  Total Liquidated Contracts            #             27    334,470.45 R(a)

   2.  Identity (Attach)

   3.  Liquidation Proceeds for the Due Period                    75,074.07 B

   4.  Liquidation Expenses for the Due Period                         0.00 Z

   5.  Net Liquidation Proceeds for the Due Period                75,074.07 B

   6.  Net Liquidation Losses for the Due Period                 259,396.38 B

T. Advances
   1.  Unreimbursed Advances Prior to Such Distribution Date     134,888.47 A1

   2.  Amount paid to Servicer on such Distribution Date to reimburse Servicer
       for such unreimbursed Advances                            134,888.47 A1

   3.  Amount of Delinquent Interest for such Distribution Date             V

   4. Amount of new Advances on such Distribution Date (if such amount is less than the amount of Delinquent Interest, attach the certificate required
       by Section 7.03 of the Sale and Servicing Agreement)      136,319.90 B

   5.  Total of unreimbursed Advances after new Advances on such
          Distribution Date                                      136,319.90 B

U. Repurchased Contracts
   1.  Number of Contracts to be repurchased by the Seller pursuant to Section
       7.08 of the Sale and Servicing Agreement                           0 Z

   2.  Principal Amount of such Contracts                              0.00 Z

   3.  Related Repurchase Price of such Contracts                      0.00 Z

V. Contracts
   1.  Number of Contracts as of beginning of Due Period              7,727 B

   2. Principal Balance as of beginning of Due Period         83,815,379.61 B

   3.  Number of Contracts as of end of Due Period                    7,516 B

   4.  Principal Balance as of end of Due Period              80,571,712.43 B

   5.  Prefunded Amount as of Beginning of Due Period                  0.00 Z

   6.  Prefunded Amount as of End of Due Period                        0.00 Z

W. Interest Reserve Account

   1. Interest Reserve Amount as of previous Distribution Date         0.00 Z

   2.  Interest received into Interest Reserve Account                 0.00 Z

   3.  Carrying Charges, if any, to be paid on upcoming
           Distribution Date                                           0.00 Z

   4. Interest Reserve Amount as of Upcoming Distribution Date         0.00 Z

X. Ratios
    1.  Cumulative Loss Ratio
       A.  The aggregate Net Liquidation Losses for all Contracts since the
           Cutoff Date through the end of the related Due Peri   483,633.95 B

       B.  The sum of the Principal Balance of the Contracts as of the
           Cutoff Date plus the Principal Balance of any Subsequent Contracts
           as of the related Subsequent Cutoff Date.           100000000.00 B

       C.  The Cumulative Loss Ratio for such Distribution Date ( the quotient
           of A. divided by B., expressed as a percentage).            0.48%R(a)

    2.  Average Delinquency Ratio for such Distribution Date

       A. The Delinquency Amount (the Principal Balance of all Contracts that were delinquent 60 days or more as of the end of the
           Due Period.)                                        1,427,648.33 R(a)

       B. The Delinquency Ratio computed by dividing (x) the Delinquency Amount during the immediately preceding Due Period by (y) the Principal Balance of the Contracts as of the beginning of the related Due
           Period for such Distribution Date.                          1.70%R(a)

       C.  The Delinquency Ratio for the prior Distribution Da         1.72%A1

       D.  The Delinquency Ratio for the second prior                  1.24%A2
              Distribution Date.
       E.  The Average Delinquency Ratio (the arithmetic average
            of B. through D.)                                          1.55%R(a)

    3.  Average Loss Ratio for such Distribution Date

       A.  Net Liquidation Losses                                259,396.38 B

       B. The Loss Ratio (the fraction derived by dividing (x) Net Liquidation Losses for all Contracts that became Liquidated Contracts during the immediately preceding Due Period multiplied by twelve by (y) the outstanding Principal Balances of all Contracts as of the beginning
           of the Due Period) for such Distribution Date               3.71%R(a)

       C.  The Loss Ratio for the prior Distribution Date.             2.20%A1

       D.  The Loss Ratio for the second prior Distribution Da         0.85%A2

       E.  The Average Loss Ratio (the arithmetic average of B.
           through D.)                                                 2.25%R(a)


    4.  Computation of Reserve Fund Trigger Events:

       A.  Average Delinquency Ratio (if Average Delinquency Ratio >or=
       (i) 2.50% with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 3.00% respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to , and inclusive of, the second anniversary of the Closing Date, or (iii) 3.50% for any distribution occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv) 4.00% for any Distribution Date following the third
        anniversary date of the Closing Date.                          1.55%R(a)

       B.  Average Loss Ratio (if Average Loss Ratio >or= (i) 2.75% with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the eighteen months following the Closing Date or (ii) 3.25% with respect to any Distribution Date which occurs following the eighteen month period following the
       Closing Date.                                                   2.25%R(a)

       C. Cumulative Loss Ratio (if Cumulative Loss Ratio >or= (i) .75% with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 1.50% with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to, and inclusive of, the second anniversary of the Closing Date,
       (iii) 2.00% for any Distribution Date which occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv) 2.50%
       following the third anniversary of the Closing Date.            0.48%R(a)


   Liquidated Contracts:
                                                  Principal      Interest
            5409248 Kimble, Robert                  13,728.45        777.05 B
           43864451 Shiflett, John                   9,057.11        366.01 B
            7770343 Walters, Ron                     9,769.00        711.31 B
           18050501 Gatten, Sheldon                  8,415.35        720.79 B
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
           63152359 Gazoo, Rich                     18,000.00      1,706.25 B
           24435180 Williard, Rob                   15,838.54        241.75 B
           62728651 Miles, Jerry                    16,433.23        148.94 B
           76413398 Maddox, Melissa                  8,556.30        105.19 B
           37751165 Bacaucua                         8,763.90        474.35 B
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
            5320764 Williams                        20,820.09      1,213.65 B
           13863547 Gilles                          16,992.46      1,061.30 B
           37137328 Klein                            4,553.44        114.53 B
           70477593 Byers                           25,025.00      1,538.08 B
           66141526 Herman, Peter                   14,461.00      1,347.45 B
           72567125 Price, William                  10,102.90        857.90 B
           78124859 Blanchard                       16,196.01      1,703.67 B
           17593875 Frietag, Robert                  4,265.57        268.01 B
           24272591 Schulz, Linda                    7,556.38        405.24 B
           27691291 McKinney, James                 13,046.94        973.05 B
           37541455 Byrd, Perry                      4,559.06        326.27 B
           67835605 Callaway, Billy                  9,773.69        832.93 B
           16770078 Azzara, Anthony                  8,846.96        617.95 B
           43030983 Sellers                         13,801.34        402.01 B
            7070188 Harrison                        18,210.33      2,038.25 B
           52099314 Lucath                           7,842.15        550.42 B
           60150571 Lathrop                          6,500.00        454.68 B
           52099314 Lucath                           3,158.92        239.30 B
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00


                                                   314,274.12     20,196.33 F




(X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301




Independent Accountant's Report on Applying Agreed-Upon Procedures


To the Board of Directors of Eaglemark, Inc.,
 Harris Trust and Savings Bank, and
 Wilmington Trust Company:


We have performed the procedures enumerated below, which were agreed to by Eaglemark, Inc.(the Company), the Servicer of Harley-Davidson Eaglemark Motorcycle Trust 1997-3 (the Trust), Harris Trust and Savings Bank (Harris), the Indenture Trustee of the Trust, and Wilmington Trust Company (Wilmington), the Owner Trustee of the Trust, with respect to certain servicing records of the Company, solely to assist Harris and Wilmington in determining whether the Company has complied with certain servicing and reporting requirements of the Sale and Servicing Agreement dated October 1, 1997 (the Agreement), pertaining to the Trust. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of the procedures is solely the responsibility of the Company, Harris, and Wilmington. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.


1. For the randomly selected month of December 1997, we obtained from the Company's financial management a copy of the Monthly Report dated January 15, 1998, which is attached as Exhibit A (Monthly Report). We also obtained from the Company's financial management a copy of the November Monthly Report dated December 15, 1997 (Prior Monthly Report) and the October Monthly Report dated November 15, 1997 (Second Prior Monthly Report).

2. We performed the following procedures to the Monthly Report, which were applied as indicated with respect to the symbols explained below:

A1	Compared the amount/rate to the Prior Monthly Report and found such
	amount/rate to be in agreement.

A2	Compared the rate to the Second Prior Monthly Report and found such
	rate to be in agreement.

B	Compared the amount to schedules prepared by the Company's accounting
	personnel derived from the Company's accounting records and found such amount to be in agreement.

C	Compared the amount to a copy of the Harris Trust Department December
	1997 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

D	Compared the amount to a copy of the Harris Trust Department
	January 1998 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

E	Compared the amount to a copy of the Harris Trust Department January
	1998 collection account bank statement provided by the Company's financial management and found such amount to be in agreement.

F	Proved the arithmetic accuracy of the addition of the amount
	referenced, without exception.

V	Obtained representations from the Company's management that the line
	was unintentionally left blank, but that the amount shown should have been $83,977.75, which we compared to schedules prepared by the Company's accounting personnel derived from the Company's accounting records and found such amount to be in agreement. We obtained representations from the Company's management that this omission had no impact on other computations within the Monthly Report.

Z	Obtained representations from the Company's management that no
	supporting schedules had been prepared for this item. Accordingly, we did not test these zero balance items.

R(a)	Recomputed and agreed amount/rate based on applicable amounts and
	rates shown in the Monthly Report.

R(b)	Recomputed and agreed amount to copies of the Harris Trust Department
	December 1997 collection and reserve account bank statements provided by the Company's financial management.

R(c)	Recomputed and agreed amount based on applicable amounts shown in the
	Company's accounting records.

R(d)	Recomputed and agreed rate based on applicable amounts and rates shown
	in the Monthly Report and Agreement.

R(e)	Recomputed and agreed amount based on applicable amounts shown in the
	Monthly Report and the Prior Monthly Report.

R(x)	Recomputed amount based on applicable amounts shown in the Monthly
	Report, noting the number of contracts liquidated during December 1997 was one(1).

SSA	Compared the rate to the Agreement, and found such rate to be in
	agreement.

We were not engaged to and did not perform an examination, the objective of which would be an expression of an opinion on the Company's compliance with the servicing and reporting requirements of the Agreement. Accordingly, we do not express such an opinion. Had we performed additional procedures, or had we conducted an examination of the Monthly Report, other matters might have come to our attention that would have been reported to you. Except as otherwise provided herein, we have performed no procedures on the information or the documents provided to us to verify such information was complete and accurate.

This letter is intended solely for the use of the Company, Harris, and Wilmington, and should not be used by those who have not agreed to the procedures and taken responsibility for the sufficiency of the procedures for their purposes.


Ernst & Young LLP

March 20, 1998




Harley-Davidson Eaglemark Motorcycle Trust 1997-3
$62,500,000 6.35% Harley-Davidson Motorcycle Contract Backed Notes, Class A-1 $31,000,000 6.85% Harley-Davidson Motorcycle Contract Backed Notes, Class A-2 $6,500,000 7.30% Harley-Davidson Motorcycle Contract Backed Certificates Monthly Report

For the Distribution Date    January 15, 1998



A. Calculation of the Monthly Principal                                     REF.
 1. A.  Principal Balance of the Contracts as of the first day of the Due
        Period preceding the Due Period in which the Payment 94,726,961.58 B Date Occurs, plus
    B.  Prefunded Amount on such day referred to in 1.A. above         0.00 Z

   Sum of 1.A and 1.B                                         94,726,961.58 F

 2. A.  Principal Balance of the Contracts as of the first day of the Due
        Period in which the Payment Date occurs, plus         91,140,263.50 B

    B.  Pre-Funded Amount as of the first day of the Due Period in which
        such Payment Date occurs, plus                                 0.00 Z

    C.  The Special Mandatory Redemption Amounts, if any, paid during
          such Due Period or payable on such Payment Date              0.00 Z

       Sum of 2.A, 2.B, and 2.C                               91,140,263.50 F


B. Calculation of Principal Distributable Amount (as defined in Article I
   of the Sale and Servicing Agreement), (from A, 1 minus 2)   3,586,698.08 R(a)

C. Calculation of Available Interest (as defined in Article I of the Sale
       and Servicing Agreement)                                1,187,941.53 B

D. Calculation of Note Monthly Principal Distributable Amount

    1. Note Percentage for such Distribution Date

    a. For each Distribution Date to but excluding the Distribution Date
       on which the principal amount of the Class A-1 Notes is       100.00%SSA
       reduced to zero
   b . On the Distribution Date on which the principal amount of the Class A-1
       Notes is reduced to zero, 100% until the principal amount of the Class
       A-2 Notes has been reduced to zero                            100.00%SSA

    c. After the principal amount of the Class A-2 Notes have been reduced
       to zero                                                         0.00%SSA

    2. Principal Distributable Amount (from B)                 3,586,698.08 R(a)

    3. Note Monthly Principal Distributable Amount

    a. Class A-1 Notes (D. 1(a) multiplied by D.2 until
       of Class A-1 Notes Principal Balance is zero)           3,586,698.08 R(a)

    b. Class A-2 Notes (D. 1(a) multiplied by D.2 until
       of Class A-2 Notes Principal Balance is zero)                   0.00 R(a)

    c. Note Principal Carryover Shortfall                              0.00 A1

    d. Special Mandatory Redemption Amounts (from Pre-Funding
       Account as defined in Article I of the SSA)                     0.00 Z

   e.  Note Monthly Principal Distributable Amount (the sum    3,586,698.08 F
       of items 3 (a), 3 (b) and 3 (c)

E. Calculation of Note Monthly Interest Distributable Amount
    1. Class A-1 Interest Rate           5.980%SSA

    2. Class A-2 Interest Rate           6.160%SSA

    3. One-twelfth of the Class A-1 Interest Rate time the Class A-1 Note Balance from and including the fifteenth day of the month based on a 360-day year of 12 months and 30 days each (or from and including the Closing Date with respect to the first Distribution Date) to but excluding the fifteenth day of the month of the
       current Distribution Date                                 285,181.03 R(a)
    4. One-twelfth of the Class A-2 Interest Rate time the Class A-2 Note Balance from and including the fifteenth day of the month based on a 360-day year of 12 months and 30 days each (or from and including the Closing Date with respect to the first Distribution Date) to but excluding the fifteenth day of the month of the
       current Distribution Date                                 159,133.33 R(a)
    5. Interest Carryover Shortfall for such Distribution Date         0.00 A1

    6. Note Monthly Interest Distributable Amount (the sum of items 3,
       4, 5)                                                     444,314.36 F

F. Calculation of Note Monthly Distributable Amount  (sum of   4,031,012.44 R(a)
   D.3 (e) plus E.6.)

F1.The remaining Class A-1 Certificate Balance after giving effect to the Distribution of Monthly Principal on such Distribution Date53,640,263.50 R(e)

F2.The remaining Class A-2 Certificate Balance after giving effect to the distribution of Monthly Principal on such Distribution Date31,000,000.00 R(a)

G. Calculation of Certificate Principal Distributable Amount

    1. Certificate Balance                                     6,500,000.00 R(a)

    2. Available Principal                                             0.00 R(a)

    3. Certificate Percentage for each respective Distribution Date

    a. for each Distribution Date to but excluding the Distribution Date on which the Principal Amount of the Class A-2 Notes is
       reduced to zero                                                 0.00%SSA

    b. on any Distribution Date to but excluding the Distribution Date on which the Principal Amount of the Class A-2 Notes is
       reduced to zero                                                 0.00%SSA

    c. thereafter                                                    100.00%SSA

   4(a)Available Principal multiplied by the Certificate Percentage for such
       Distribution Date                                               0.00 R(a)

   (b) Certificate Principal Carryover Shortfall for such              0.00 A1
       Distribution Date

    5. Certificate Principal Distributable Amount (the sum             0.00 F
       of 4. (a) and 4. (b))

H. Calculation of Certificate Interest Distributable Amount
    1. Certificate Pass-Through Rate      6.60%                             SSA

   2(a)One-twelfth of the Cert. Pass-Through Rate times the Certificate Balance
       On the immediately preceding Distribution Date, after giving effect to all payments of principal to the Certificateholders and such preceding Distribution Date on the original Principal Amount of the Certificates)
       based on a 360-day year of 12 months and 30 days each.     35,750.00 R(a)

   2(b)Certificate Interest Carryover Shortfall for such               0.00 A1
        Distribution Date
    3. Certificate Interest Distributable Amount (sum of          35,750.00 F
        2.(a) and 2.(b))
I. Calculation of Certificate Distributable Amount (sum of        35,750.00 R(a)
   G.5 and H.3)

J. Fees
   1. The Monthly Servicing Fee for such Payment Date (1/12 of the product of 1% and the Principal Balance of the Contracts as of the beginning of the
       related Due Period)                                        78,939.13 R(a)

   2.  Late Payment Fees for such Distribution Date                    0.00 Z

   3.  Extension Fees for such Distribution Date                       0.00 Z

   4.  Other Fees                                                      0.00 Z

   5.  The Trustee Fee for such Payment Date excluding expense component (1/12 of the product of .018% and the Principal Balance of the Contracts as of the beginning of the related Due Period and the Pre-Funded Amount as of the beginning of such Period; provided however, in
       no event shall such fee be less than $200.00 per month)     1,420.90 R(a)

K. Calculation of the Available Funds for Such Payment Date
   1.  The amount of funds deposited into the Collection Account pursuant to
       Section 5.05 (b) of the Sale and Servicing Agreement with respect to the related Due Period

       a.  All amounts received by the Servicer with respect to the Contracts:
       (i) Principal                                           3,576,587.42 B

       (ii)Interest & Fees                                     1,187,941.53 B


       b.  All Net Liquidation Proceeds                            6,981.00 B

       c. The aggregate of the Repurchase Prices for Contracts required to be repurchased by the Seller as described in Section 7.08 of the Sale
            and Servicing Agreement                                    0.00 Z

       d.  All Advances made by Servicer pursuant to Section 7.03 (a)
            of the Sale and Servicing Agreement                   83,977.75 B, E

       e. All amounts paid by the Seller in connection with an optional repurchase of the Contracts described in Section 7.10 of the Sale
            and Servicing Agreement                                    0.00 Z

       f. All amounts obtained from the Collateral Agent in respect of Carrying Charges to be deposited into the Collection Account on the upcoming Payment Date pursuant to Section 7.03(b) Sale and Servicing
           Agreement                                                   0.00 Z

       g.  All amounts received in respect of interest, dividends, gains, income and earnings on investments of funds in the Trust Accounts
           as contemplated in Section 5.05 (b) (vii) of the       20,079.18 R(b)
           Sale and Servicing Agreement
       h.  Total amount of funds deposited into the Collection Account pursuant
            to Section 5.05 (b) (the sum of a. through g.)     4,875,566.88 F

   2. The amount of funds permitted to be withdrawn from the Collection Account pursuant to clauses (ii) through (iv) of Section 7.05 (a) of the Sale and Servicing Agreement with respect to the related Due Period

       a. Amounts to be withdrawn to reimburse the Servicer for Advances in accordance with Section 7.03 (a) of the Sale and Servicing
            Agreement                                             51,838.06 E

       b.  Amounts to be paid to the Servicer in respect of the Monthly
            Servicing Fee for the related Due Period              78,939.13 E

       c.  Amounts to be paid to the Indenture Trustee in respect of the
            Indenture Trustee's Fee for the related Due Period     1,420.90 E


       d.  Amounts to be paid related to Other Fees                    0.00 Z

       e. Other amounts required or authorized to be withdrawn from the Collection Account pursuant to the Sale and Servicing Agreement
           Excess Funds                                                0.00 R(a)

       f. Total amount of funds permitted to be withdrawn from the Collection Account pursuant to Section 7.05(a) of the Sale and Servicing Agreement with respect to the related Due Period
            (sum of a. through e.)                               132,198.09 F

   3.  The Available Funds for such Distribution Date          4,743,368.79 R(a)
        (1.h. minus 2.f.)

   4. The Available Funds otherwise distributable to the Certificateholders that will be distributed to the Noteholders on
       such Distribution Date                                          0.00 R(a)

L. The shortfall of Available Funds for such Payment Date to pay either the Note Distributable Amount or Certificate Distributable Amount
    (the Available Funds for such Distribution Date minus the sum of the
   Note Distributable Amount as set forth in F. and the
   Certificate Distributable Amount as set forth in I.).               0.00 R(a)

M. The amount to be withdrawn from the Reserve Fund on such distribution
   Date to cover the Note Distributable Amount or the
   Certificate Distributable Amount for such Distribution Date         0.00 R(a)

N. Interest Earnings on the Reserve Fund                           6,250.44 C

O. 1.  The amount to be deposited in the Reserve Fund on such
       Payment Date                                              676,606.35 D

   2. The amount on deposit in the Reserve Fund after giving effect to deposits and withdrawals therefrom on such Distribution 2,768,395.88 B

P. The Reserve Fund Requisite Amount for such distribution Date is          SSA
   2.50% of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period plus $450,000 initial deposit set for the Certificate class; however, in the event a Reserve Fund Trigger Event occurs with respect to a Distribution Date and has not terminated for three consecutive Distribution Dates (inclusive) such amount shall be equal to 6.00% of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period and $450,000. 2,818,174.04 R(a)

Q. The Pool Factor
 1.Class A-1 Note Factor immediately before such Distribution 91.5631385%R(d) 2.Class A-2 Note Factor immediately before such Distribution 100.0000000%R(d)
 3.Certificate Class Pool Factor immediately before such        100.0000000%R(d)
      Distribution Date

 4.Class A-1 Note Factor immediately after such Distribution 85.8244216%R(d) 5.Class A-2 Note Factor immediately after such Distribution 100.0000000%R(d)
 6.Certificate Class Pool Factor immediately after such         100.0000000%R(d)
      Distribution Date

R. Delinquent Contracts
   1.        31-59 Days                      #            180  1,781,636.94 R(c)

   2.        60-89 Days                      #             54    504,264.17 R(c)

   3.        90 or More Days                 #             11    126,300.38 R(c)

S. Liquidated Contracts
   1.  Total Liquidated Contracts            #              1     10,688.31 R(a)

   2.  Identity (Attach)

   3.  Liquidation Proceeds for the Due Period                     6,981.00 B

   4.  Liquidation Expenses for the Due Period                         0.00 Z

   5.  Net Liquidation Proceeds for the Due Period                 6,981.00 B

   6.  Net Liquidation Losses for the Due Period                   3,707.31 B

T. Advances
   1.  Unreimbursed Advances Prior to Such Distribution Date      51,838.06 A1

   2.  Amount paid to Servicer on such Distribution Date to reimburse Servicer
       for such unreimbursed Advances                             51,838.06 A1

   3.  Amount of Delinquent Interest for such Distribution Date             V

   4. Amount of new Advances on such Distribution Date (if such amount is less than the amount of Delinquent Interest, attach the certificate required
       by Section 7.03 of the Sale and Servicing Agreement)       83,977.75 B

   5.  Total of unreimbursed Advances after new Advances on such
          Distribution Date                                       83,977.75 B

U. Repurchased Contracts
   1.  Number of Contracts to be repurchased by the Seller pursuant to Section
       7.08 of the Sale and Servicing Agreement                           0 Z

   2.  Principal Amount of such Contracts                              0.00 Z

   3.  Related Repurchase Price of such Contracts                      0.00 Z

V. Contracts
   1.  Number of Contracts as of beginning of Due Period              8,669 B

   2. Principal Balance as of beginning of Due Period         94,726,961.58 B

   3.  Number of Contracts as of end of Due Period                    8,467 B

   4.  Principal Balance as of end of Due Period              91,140,263.50 B

   5.  Prefunded Amount as of Beginning of Due Period                  0.00 Z

   6.  Prefunded Amount as of End of Due Period                        0.00 Z

W. Interest Reserve Account

   1. Interest Reserve Amount as of previous Distribution Date         0.00 Z

   2.  Interest received into Interest Reserve Account                 0.00 Z

   3.  Carrying Charges, if any, to be paid on upcoming
           Distribution Date                                           0.00 Z

   4. Interest Reserve Amount as of Upcoming Distribution Date         0.00 Z

X. Ratios
    1.  Cumulative Loss Ratio
       A.  The aggregate Net Liquidation Losses for all Contracts since the
           Cutoff Date through the end of the related Due Peri     3,707.31 B

       B.  The sum of the Principal Balance of the Contracts as of the
           Cutoff Date plus the Principal Balance of any Subsequent Contracts
           as of the related Subsequent Cutoff Date.           99,999,904.11B

       C.  The Cumulative Loss Ratio for such Distribution Date ( the quotient
           of A. divided by B., expressed as a percentage).            0.00%R(a)

    2.  Average Delinquency Ratio for such Distribution Date

       A. The Delinquency Amount (the Principal Balance of all Contracts that were delinquent 60 days or more as of the end of the
           Due Period.)                                          630,564.55 R(a)

       B. The Delinquency Ratio computed by dividing (x) the Delinquency Amount during the immediately preceding Due Period by (y) the Principal Balance of the Contracts as of the beginning of the related Due
           Period for such Distribution Date.                          0.67%R(a)

       C.  The Delinquency Ratio for the prior Distribution            0.39%A1
             Date
       D.  The Delinquency Ratio for the second prior                  0.04%A2
                Distribution Date
       E.  The Average Delinquency Ratio (the arithmetic average
            of B. through D.)                                          0.37%R(a)

    3.  Average Loss Ratio for such Distribution Date

       A.  Net Liquidation Losses                                  3,707.31 B

       B. The Loss Ratio (the fraction derived by dividing (x) Net Liquidation Losses for all Contracts that became Liquidated Contracts during the immediately preceding Due Period multiplied by twelve by (y) the outstanding Principal Balances of all Contracts as of the beginning
           of the Due Period) for such Distribution Date               0.05%R(a)

       C.  The Loss Ratio for the prior Distribution Date.             0.00%A1

       D.  The Loss Ratio for the second prior Distribution Da         0.00%A2

       E.  The Average Loss Ratio (the arithmetic average of B.
           through D.)                                                 0.02%R(a)


    4.  Computation of Reserve Fund Trigger Events:

       A.  Average Delinquency Ratio (if Average Delinquency Ratio >or=
       (i) 2.50% with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 3.00% respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to , and inclusive of, the second anniversary of the Closing Date, or (iii) 3.50% for any distribution occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv) 4.00% for any Distribution Date following the third
        anniversary date of the Closing Date.                          0.37%R(a)

       B.  Average Loss Ratio (if Average Loss Ratio >or= (i) 2.75% with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the eighteen months following the Closing Date or (ii) 3.25% with respect to any Distribution Date which occurs following the eighteen month period following the
       Closing Date.                                                   0.02%R(a)

       C. Cumulative Loss Ratio (if Cumulative Loss Ratio >or= (i) .75% with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 1.50% with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to, and inclusive of, the second anniversary of the Closing Date,
       (iii) 2.00% for any Distribution Date which occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv) 2.50%
       following the third anniversary of the Closing Date.            0.00%R(a)


   Liquidated Contracts:
                                                  Principal      Interest
                                                         0.00          0.00
                                                         0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
           50698831 Johnson                         10,089.34        598.97 B
                  0        0                             0.00          0.00
                                                         0.00          0.00
                                                         0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                  0        0                             0.00          0.00
                                                    10,089.34        598.97 F