Form 10-K
period 1998-12-31
EAGLEMARK INC
filed 1999-04-02
CIK 1033232

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                     FORM 10-K



                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1998

_____________________ or

[    ] Transition Report Pursuant to Section 13 or 15d 15d of the Securities
       Exchange Act of 1934          [Fee Required]
For the transition period from _____________  to ________

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were 101 participants in the DTC system holding positions in the Cede Certificates as of December 31, 1998.
     The following were Noteholders and Certificateholders of record as of the end of the reporting year.
     Harley-Davidson Eaglemark Motorcycle Trust:
     Series 1998-1 Class A-1         Cede & Co.
     Series 1998-1 Class A-2         Cede & Co.
     Series 1998-1 Certificates      Cede & Co.
     Series 1998-1 Certificates      Eaglemark Customer Funding Corp. IV
     Series 1998-2 Class A-1         Cede & Co.
     Series 1998-2 Class A-2         Cede & Co.
     Series 1998-2 Certificates      Cede & Co.
     Series 1998-2 Certificates      Eaglemark Customer Funding Corp. IV
     Series 1998-3 Class A-1         Cede & Co.
     Series 1998-3 Class A-2         Cede & Co.
     Series 1998-3 Certificates      Cede & Co.
     Series 1998-3 Certificates      Eaglemark Customer Funding Corp. IV

There is no established public trading market for the Notes or Certificates.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                                                      (3) Amount at original
                     (2)Name and                      issuance and nature of
                     Address of                       beneficial own(4) Percent
(1) Title of Class   Beneficial Holder                (in thousands)of Class

Eaglemark Series     Bankers Trust Company                  155,000        0.2%
1998-1 Class A-1     648 Grassmere Park Drive
                     Nashville, TN 37211

Eaglemark Series     Boston Safe Deposit                  9,000,000        9.0%
1998-1 Class A-1      and Trust Company
                     c/o Mellon Bank N.A.
                     Three Mellon Center
                     Room 153-3015
                     Pittsburgh, PA

Eaglemark Series     Citibank, N.A.                         560,000        0.6%
1998-1 Class A-1     P.O. Box 30576
                     Tampa, FL 30576

Eaglemark Series     SSB - Custodian                      6,445,000        6.4%
1998-1 Class A-1     Global Corp. Action Dept. JAB5W
                     P.O. Box 1631
                     Boston, MA 02105

Eaglemark Series     Chase Manhattan Bank                   750,000        0.8%
1998-1 Class A-1     4 New York Plaza
                     Proxy Dept. 13th Floor
                     New York, NY 10004

Eaglemark Series     Bank of New York (The)              35,565,000       35.6%
1998-1 Class A-1     925 Patterson Road
                     Secaucus, NJ 07094

Eaglemark Series     Advest Inc                             460,000        0.5%
1998-1 Class A-1     90 Statehouse Sq
                     Hartford, CT 06103

Eaglemark Series     American Express Trust Company         235,000        0.2%
1998-1 Class A-1     1200 Northstar West
                     Minneapolis, MN 55440

Eaglemark Series     Sanford C. Bernstein & Co, Inc       1,520,000        1.5%
1998-1 Class A-1     C/O ADP Proxy Services

Eaglemark Series     Comerica Bank                          225,000        0.2%
1998-1 Class A-1     Cap. Chg./proxy 7CBB/MC 3530
                     Detroit, MI 48275-3530

Eaglemark Series     Fleet Bank of Masssachussetts, NA       95,000        0.1%
1998-1 Class A-1     Fleet Services Corp
                     2nd Floor NYROT02B
                     Rochester, NY 14638

Eaglemark Series     Huntington National Bank             2,055,000        2.1%
1998-1 Class A-1     41 South High Street
                     Columbus, OH 43287

Eaglemark Series     Inv Bank / Inst Cust                   185,000        0.2%
1998-1 Class A-1     200 Clarendon Street
                     Boston, MA 02116

Eaglemark Series     Amalgamated Bank of New York           170,000        0.2%
1998-1 Class A-1     11-15 Union Square West
                     New York, NY 10003

Eaglemark Series     Chase Manhattan Bank                   245,000        0.2%
1998-1 Class A-1     4 New York Plaza
                     Proxy Dept. 13th Floor
                     New York, NY 10004

Eaglemark Series     Firststar Trust Company                210,000        0.2%
1998-1 Class A-1     777 E Wisconsin Ave
                     Milwaukee, WI 53202

Eaglemark Series     First Union National Bank              150,000        0.2%
1998-1 Class A-1     1525 West W. T.
                     Harris Blvd 3A4
                     Charlotte, NA 28288

Eaglemark Series     Imperial Trust Company                 575,000        0.6%
1998-1 Class A-1     201 North Figueroa Street, Ste 610
                     Los Angeles, CA 90012

Eaglemark Series     Keybank National Association            55,000        0.1%
1998-1 Class A-1     4900 Tiedeman Road
                     Brooklyn, OH 44144

Eaglemark Series     Kirkpatrick, Pettis, Smith, Polia      165,000        0.2%
1998-1 Class A-1     10250 Regency Circle, Ste 400
                     Omaha, NE 68114

Eaglemark Series     Mesirow Financial, Inc                  75,000        0.1%
1998-1 Class A-1     350 N Clark Street 2nd Floor
                     Chicago, IL 60610


Eaglemark Series     NBD Municipal Bond Department       35,000,000       35.0%
1998-1 Class A-1     611 Woodward Avenue
                     Detroit, MI 48226

Eaglemark Series     Prudential Securities Incorporate       60,000        0.1%
1998-1 Class A-1     51 Mercedes Way
                     Edgewood, NY 11717

Eaglemark Series     Summit Bank Trust Account            1,000,000        1.0%
1998-1 Class A-1     210 Main Street
                     Hackensack, NJ 07601

Eaglemark Series     Wells Fargo Bank, N A                  330,000        0.3%
1998-1 Class A-1     26610 West Agoura Road
                     Calabasas, CA 91307

Eaglemark Series     Fifth Third Bank (The)                  25,000        0.0%
1998-1 Class A-1     38 Fountain Square Plaza
                     Cincinnati, OH 45263

Eaglemark Series     LaSalle National Bank                   50,000        0.1%
1998-1 Class A-1     C/O ADP Proxy Services

Eaglemark Series     National City Bank                      75,000        0.1%
1998-1 Class A-1     1900 East 9th Street
                     Cleveland, OH 44114

Eaglemark Series     Northern Trust Company (The)         2,660,000        2.7%
1998-1 Class A-1     801 S Canal
                     Chicago, IL 60607

Eaglemark Series     U.S.  Bank National Association        530,000        0.5%
1998-1 Class A-1     601 Second Avenue South
                     Minneapolis, MN 55402

Eaglemark Series     Wilmington Trust Company             1,375,000        1.4%
1998-1 Class A-1     Rodney Square North
                     1100 North Maket Street
                     Wilmington, DE 19890-0001

Eaglemark Series     Bankers Trust Company               19,500,000       39.3%
1998-1 Class A-2     648 Grassmere Park Drive
                     Nashville, TN 37211

Eaglemark Series     SSB - Custodian                      6,030,000       12.2%
1998-1 Class A-2     Global Corp. Action Dept. JAB5W
                     P.O. Box 1631
                     Boston, MA 02105

Eaglemark Series     Boston Safe Deposit                    690,000        1.4%
1998-1 Class A-2      and Trust Company
                     c/o Mellon Bank N.A.
                     Three Mellon Center
                     Room 153-3015
                     Pittsburgh, PA

Eaglemark Series     Chase Manhattan Bank                 1,640,000        3.3%
1998-1 Class A-2     4 New York Plaza
                     Proxy Dept. 13th Floor
                     New York, NY 10004

Eaglemark Series     Bank of New York (The)                 915,000        1.8%
1998-1 Class A-2     925 Patterson Road
                     Secaucus, NJ 07094

Eaglemark Series     Advest Inc                             110,000        0.2%
1998-1 Class A-2     90 Statehouse Sq
                     Hartford, CT 06103

Eaglemark Series     American Express Trust Company          50,000        0.1%
1998-1 Class A-2     1200 Northstar West
                     Minneapolis, MN 55440

Eaglemark Series     Sanford C. Bernstein & Co, Inc       1,320,000        2.7%
1998-1 Class A-2     C/O ADP Proxy Services

Eaglemark Series     Fleet Bank Masssachussetts, NA          90,000        0.2%
1998-1 Class A-2     Fleet Services Corp
                     2nd Floor NYROT02B
                     Rochester, NY 14638

Eaglemark Series     Amalgamated Bank of New York            25,000        0.1%
1998-1 Class A-2     11-15 Union Square West
                     New York, NY 10003

Eaglemark Series     Chase Manhattan Bank                    90,000        0.2%
1998-1 Class A-2     4 New York Plaza
                     Proxy Dept. 13th Floor
                     New York, NY 10004

Eaglemark Series     First Union National Bank               65,000        0.1%
1998-1 Class A-2     1525 West W. T.
                     Harris Blvd 3A4
                     Charlotte, NA 28288

Eaglemark Series     Kirkpatrick, Pettis, Smith, Polia       25,000        0.1%
1998-1 Class A-2     10250 Regency Circle, Ste 400
                     Omaha, NE 68114

Eaglemark Series     Prudential Securities Incorporate      105,000        0.2%
1998-1 Class A-2     51 Mercedes Way
                     Edgewood, NY 11717

Eaglemark Series     Wells Fargo Bank, N A                   60,000        0.1%
1998-1 Class A-2     26610 West Agoura Road
                     Calabasas, CA 91307

Eaglemark Series     Northern Trust Company (The)         5,765,000       11.6%
1998-1 Class A-2     801 S Canal
                     Chicago, IL 60607

Eaglemark Series     U.S.  Bank National Association         80,000        0.2%
1998-1 Class A-2     601 Second Avenue South
                     Minneapolis, MN 55402

Eaglemark Series     Bank of America Personal Trust          75,000        0.2%
1998-1 Class A-2     555 S Flower Street, Level C
                     Los Angeles, CA 90071

Eaglemark Series     CIBC Oppenheimer Corp                  255,000        0.5%
1998-1 Class A-2     1 Battery Park Plaza
                     New York, NY 10004

Eaglemark Series     Fiduciary Trust Company Intl           160,000        0.3%
1998-1 Class A-2     Two World Trade Center, 96th Floor
                     New York, NY 10048-0772

Eaglemark Series     Bank One Trust Company NA               55,000        0.1%
1998-1 Class A-2     235 W Schrock Road
                     Westerville, OH 43081

Eaglemark Series     Chase Bank of Texas, NA                 25,000        0.1%
1998-1 Class A-2     P.O. Box 2558
                     Houston, TX 77252-2558

Eaglemark Series     Crestar Bank                            75,000        0.2%
1998-1 Class A-2     P.O. Box 26246
                     Richmond, VA 23260

Eaglemark Series     Morgan, Keegan & Company                75,000        0.2%
1998-1 Class A-2     50 North Front Street
                     Memphis, TN 38103

Eaglemark Series     SSB - Trust Custody                 10,000,000       20.2%
1998-1 Class A-2     225 Franklin Street
                     Boston, MA 02110

Eaglemark Series     UMB Bank, National Association          70,000        0.1%
1998-1 Class A-2     P.O. Box 419260
                     Kansas City, MO 64141-6260

Eaglemark Series     Norwest Bank Minnesota, NA             355,000        0.7%
1998-1 Class A-2     733 Marquette Avenue
                     Minneapolis, MN 55479-0056

Eaglemark Series     PNC Bank, NA                           120,000        0.2%
1998-1 Class A-2     1835 Market Street
                     11 Penn Center, 15th Floor
                     Philadelphia, PA 19103

Eaglemark Series     SG Cohen Securities Corp                60,000        0.1%
1998-1 Class A-2     560 Lexington Avenue
                     New York, NY 10022

Eaglemark Series     Union Bank of California, NA         1,500,000        3.0%
1998-1 Class A-2     P.O. Box 109
                     San Diego,  CA 92112-4103

Eaglemark Series     Wachovia Bank, NA                      215,000        0.4%
1998-1 Class A-2     100 N Main Street
                     Winston-Salem, NC 27150

Eaglemark Series     Northern Trust Company (The)         5,148,000       49.5%
1998-1 Certificate   801 S Canal
                     Chicago, IL 60607

Eaglemark Series     Chase Manhattan Bank                 5,148,000       49.5%
1998-1 Certificate   4 New York Plaza
                     Proxy Dept. 13th Floor
                     New York, NY 10004

Eaglemark Series     Bank of New York (The)              10,500,000       12.1%
1998-2 Class A-1     925 Patterson Road
                     Secaucus, NJ 07094

Eaglemark Series     Chase Manhattan Bank                 5,000,000        5.7%
1998-2 Class A-1     4 New York Plaza
                     Proxy Dept. 13th Floor
                     New York, NY 10004

Eaglemark Series     Bank One Trust Company NA              500,000        0.6%
1998-2 Class A-1     235 W Schrock Road
                     Westerville, OH 43081

Eaglemark Series     SSB - Custodian                     38,900,000       44.7%
1998-2 Class A-1     Global Corp. Action Dept. JAB5W
                     P.O. Box 1631
                     Boston, MA 02105

Eaglemark Series     Fifth Third Bank (The)               2,000,000        2.3%
1998-2 Class A-1     38 Fountain Square Plaza
                     Cincinnati, OH 45263

Eaglemark Series     Bankers Trust Company                  100,000        0.1%
1998-2 Class A-1     648 Grassmere Park Drive
                     Nashville, TN 37211

Eaglemark Series     Boston Safe Deposit                  8,000,000        9.2%
1998-2 Class A-1      and Trust Company
                     c/o Mellon Bank N.A.
                     Three Mellon Center
                     Room 153-3015
                     Pittsburgh, PA

Eaglemark Series     Northern Trust Company (The)        21,350,000       24.5%
1998-2 Class A-1     801 S Canal
                     Chicago, IL 60607

Eaglemark Series     Wachovia Bank, NA                      650,000        0.7%
1998-2 Class A-1     100 N Main Street
                     Winston-Salem, NC 27150

Eaglemark Series     Bankers Trust Company                1,500,000        4.3%
1998-2 Class A-2     648 Grassmere Park Drive
                     Nashville, TN 37211

Eaglemark Series     Bankers Trust/First Union            7,000,000       19.9%
1998-2 Class A-2     16th Wall Street, 5th Floor
                     New York, NY 10005

Eaglemark Series     Citibank, N.A.                       5,000,000       14.2%
1998-2 Class A-2     P.O. Box 30576
                     Tampa, FL 30576

Eaglemark Series     Bank of New York (The)               3,000,000        8.5%
1998-2 Class A-2     925 Patterson Road
                     Secaucus, NJ 07094

Eaglemark Series     Bank One Trust Company NA            6,500,000       18.5%
1998-2 Class A-2     235 W Schrock Road
                     Westerville, OH 43081

Eaglemark Series     Chase Manhattan Bank                 2,200,000        6.3%
1998-2 Class A-2     4 New York Plaza
                     Proxy Dept. 13th Floor
                     New York, NY 10004

Eaglemark Series     SSB - Custodian                     10,000,000       28.4%
1998-2 Class A-2     Global Corp. Action Dept. JAB5W
                     P.O. Box 1631
                     Boston, MA 02105

Eaglemark Series     Chase Manhattan Bank                 3,861,000       49.5%
1998-2 Certificate   4 New York Plaza
                     Proxy Dept. 13th Floor
                     New York, NY 10004

Eaglemark Series     Bankers Trust Company                3,861,000       49.5%
1998-2 Certificate   648 Grassmere Park Drive
                     Nashville, TN 37211

Eaglemark Series     SSB - Custodian                     11,500,000       11.0%
1998-3 Class A-1     Global Corp. Action Dept. JAB5W
                     P.O. Box 1631
                     Boston, MA 02105

Eaglemark Series     ABN AMRO Inc / Bond Trading         22,500,000       21.4%
1998-3 Class A-1     181 W Madison
                     Chicago, IL 60603

Eaglemark Series     Bankers Trust Company                1,000,000        1.0%
1998-3 Class A-1     648 Grassmere Park Drive
                     Nashville, TN 37211

Eaglemark Series     Boston Safe Deposit                  3,500,000        3.3%
1998-3 Class A-1      and Trust Company
                     c/o Mellon Bank N.A.
                     Three Mellon Center
                     Room 153-3015
                     Pittsburgh, PA

Eaglemark Series     Citibank, N.A.                         375,000        0.4%
1998-3 Class A-1     P.O. Box 30576
                     Tampa, FL 30576

Eaglemark Series     Northern Trust Company (The)         1,900,000        1.8%
1998-3 Class A-1     801 S Canal
                     Chicago, IL 60607

Eaglemark Series     Bank of New York (The)               2,500,000        2.4%
1998-3 Class A-1     925 Patterson Road
                     Secaucus, NJ 07094

Eaglemark Series     Bank of America Personal Trust         500,000        0.5%
1998-3 Class A-1     555 S Flower Street, Level C
                     Los Angeles, CA 90071

Eaglemark Series     Chase Manhattan Bank                50,275,000       47.9%
1998-3 Class A-1     4 New York Plaza
                     Proxy Dept. 13th Floor
                     New York, NY 10004

Eaglemark Series     NBD Municipal Bond Department       10,000,000        9.5%
1998-3 Class A-1     611 Woodward Avenue
                     Detroit, MI 48226

Eaglemark Series     PNC Bank, NA                           750,000        0.7%
1998-3 Class A-1     1835 Market Street
                     11 Penn Center, 15th Floor
                     Philadelphia, PA 19103

Eaglemark Series     Wachovia Bank, NA                      200,000        0.2%
1998-3 Class A-1     100 N Main Street
                     Winston-Salem, NC 27150

Eaglemark Series     Bank One Trust Company NA            5,000,000       11.0%
1998-3 Class A-2     235 W Schrock Road
                     Westerville, OH 43081

Eaglemark Series     Bankers Trust Company               20,400,000       44.9%
1998-3 Class A-2     648 Grassmere Park Drive
                     Nashville, TN 37211

Eaglemark Series     Citibank, N.A.                      16,000,000       35.2%
1998-3 Class A-2     P.O. Box 30576
                     Tampa, FL 30576

Eaglemark Series     Salomon Smith Barney Inc.            2,000,000        4.4%
1998-3 Class A-2     333 W 34th Street
                     New York, NY 10001

Eaglemark Series     SSB - Custodian                      2,000,000        4.4%
1998-3 Class A-2     Global Corp. Action Dept. JAB5W
                     P.O. Box 1631
                     Boston, MA 02105

Eaglemark Series     Bank of New York (The)               4,752,000       49.5%
1998-3 Certificate   925 Patterson Road
                     Secaucus, NJ 07094


Eaglemark Series     Northern Trust Company (The)         4,752,000       49.5%
1998-3 Certificate   801 S Canal
                     Chicago, IL 60607                                       2

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

     (b)   Reports on Form 8-K
     The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated May 15, 1998 June 15, 1998, July 15, 1998, August 17, 1998, September 15, 1998
     October 15, 1998, November 16, 1998 and December 15, 1998.

     (c)    See (a) 3 above

     (d)    Not Applicable



                     SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Harley-Davidson Eaglemark Motorcycle Trusts
     Eaglemark, Inc.
     (as sponsor of the Trusts)

     By:  /s/  Donna Zarcone
            Vice President and Chief Financial Officer


Date:March 19, 1998


                     EXHIBIT INDEX
     Exhibit Number  Description
     99.1            Annual Summary Statement
     99.2            Annual Statement of Compliance
     99.3            Report of Independent Accountants

       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1998

     Harley-Davidson Eaglemark Motorcyle Trust 1998-1
     Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                      116,868,026.95
     Principal       Collections        42,002,765.21
     Interest        Collections        12,903,231.51
     Liquidation     Proceeds              551,926.57
     Realized        Losses                584,921.29
     Servicer        Fees                  980,293.76
     Trustee         Fees                    9,505.37
     Class A-1       Balance            60,720,961.18
     Class A-2       Balance            49,600,000.00
     Certificate     Balance            10,400,000.00
     Class A -1      Principal          39,279,038.82
     Class A-2       Principal                   0.00
     Certificate     Principal                   0.00
     Class A -1      Interest            3,018,646.07
     Class A-2       Interest            1,857,768.00
     Certificate     Interest              421,009.33
     30 Delinquent %                            2.909%
     60 Delinquent %                            0.961%
     90 Delinquent %                            0.616%



     Harley-Davidson Eaglemark Motorcyle Trust 1998-2
     Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                      107,830,153.58
     Principal       Collections        21,604,067.65
     Interest        Collections         6,896,766.85
     Liquidation     Proceeds              136,804.12
     Realized        Losses                379,950.82
     Servicer        Fees                  535,049.77
     Trustee         Fees                    5,457.45
     Class A-1       Balance            68,401,517.79
     Class A-2       Balance            35,200,000.00
     Certificate     Balance             7,800,000.00
     Class A -1      Principal          18,598,482.21
     Class A-2       Principal                   0.00
     Certificate     Principal                   0.00
     Class A -1      Interest            1,720,590.07
     Class A-2       Interest              774,840.01
     Certificate     Interest              185,152.50
     30 Delinquent %                            3.177%
     60 Delinquent %                            0.962%
     90 Delinquent %                            0.704%


     Harley-Davidson Eaglemark Motorcyle Trust 1998-3
     Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                      153,637,893.23
     Principal       Collections         6,368,571.43
     Interest        Collections         2,318,863.69
     Liquidation     Proceeds                    0.00
     Realized        Losses                      0.00
     Servicer        Fees                  197,795.34
     Trustee         Fees                    2,383.52
     Class A-1       Balance           102,803,780.92
     Class A-2       Balance            45,400,000.00
     Certificate     Balance             9,600,000.00
     Class A -1      Principal           2,196,219.08
     Class A-2       Principal                   0.00
     Certificate     Principal                   0.00
     Class A -1      Interest              331,362.50
     Class A-2       Interest              143,804.50
     Certificate     Interest               39,760.00
     30 Delinquent %                            0.824%
     60 Delinquent %                            0.183%
     90 Delinquent %                            0.008%


       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

     Re: Certificate required by Section 9.05 of the Sale and Servicing Agreement by and among Eaglemark Customer
     Funding Corporation-IV, as Trust Depositor, Eaglemark, Inc.
     as Servicer, and Harris Trust and Savings Bank, as Indenture Trustee for Harley-Davidson Eaglemark Motorcycle Trust - 1998-1

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

                     EAGELEMARK, INC.
                     as Servicer



                     By: /s/ Perry A. Glassgow
                             Perry A. Glassgow
                             Vice President

     Re: Certificate required by Section 9.05 of the Sale and Servicing Agreement by and among Eaglemark Customer
     Funding Corporation-IV, as Trust Depositor, Eaglemark, Inc.
     as Servicer, and Harris Trust and Savings Bank, as Indenture Trustee for Harley-Davidson Eaglemark Motorcycle Trust - 1998-2

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

                     EAGELEMARK, INC.
                     as Servicer



                     By: /s/ Perry A. Glassgow
                             Perry A. Glassgow
                             Vice President

     Re: Certificate required by Section 9.05 of the Sale and Servicing Agreement by and among Eaglemark Customer
     Funding Corporation-IV, as Trust Depositor, Eaglemark, Inc.
     as Servicer, and Harris Trust and Savings Bank, as Indenture Trustee for Harley-Davidson Eaglemark Motorcycle Trust - 1998-3

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

                     EAGELEMARK, INC.
                     as Servicer



                     By: /s/ Perry A. Glassgow
                             Perry A. Glassgow
                             Vice President

       EXHIBIT 99.3 -- Report of the Independent Auditors

(X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301

Independent Auditors' Report on Compliance


To the Board of Directors of Eaglemark, Inc.


We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Eaglemark Financial Services, Inc. (the Company) and subsidiaries as of December 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended, and have issued our report thereon dated January 15, 1999.

In connection with our audit, nothing came to our attention that caused us to believe that the Company failed to comply with the terms, covenants, provisions, or conditions of the various servicing agreements (the Servicing Agreements) detailed in Exhibit A attached, insofar as they relate to accounting matters. However, our audit was not directed primarily toward obtaining knowledge of such noncompliance.

As part of our audit, our procedures included the following pertaining to the documents and records relating to the servicing of motorcycle, marine and recreational vehicle conditional sales contracts (the
Pools") under the Servicing Agreements:

1. We mathematically recomputed (on a test basis):
     a. the amount and percentage of losses realized on the Pools;
     b. servicing and other fees and excess interest earned by the Company;
     c. interest due and paid to the certificateholders
    2We agreed the cash flows from customer payments to bank statements and other records provided by the Company for a test month.
    3We gained an understanding of the assumptions inherent in these calculations.

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


Ernst & Young

            15-Jan-99








EXHITBIT A
Securitization Trusts as of December 31, 1998

Harley-Davidson Eaglemark Motorcycle Trust 1998-3 - Sale and
     Servicing Agreement dated November 1, 1998
Harley-Davidson Eaglemark Motorcycle Trust 1998-2 - Sale and
     Servicing Agreement dated July 1, 1998
Harley-Davidson Eaglemark Motorcycle Trust 1998-1- Sale and
     Servicing Agreement dated  April 1, 1998

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

Eaglemark Trust 1995-2 - Pooling and Servicing Agreement
     dated August 30, 1995
Eaglemark Trust 1995-1 - Pooling and Servicing Agreement dated April 1, 1995

Eaglemark Trust 1995-B - Pooling and Servicing Agreement
     dated November 15, 1995
Eaglemark Trust 1995-A - Pooling and Servicing Agreement dated September 7, 1995

(X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301


Independent Accountant's Report on Applying Agreed-Upon Procedures


To the Board of Directors of Eaglemark, Inc.,
 Harris Trust and Savings Bank, and
 Wilmington Trust Company:


We have performed the procedures enumerated below, which were agreed to by Eaglemark, Inc.(the Company), the Servicer of Harley-Davidson Eaglemark Motorcycle Trust 1998-1 (the Trust), Harris Trust and Savings Bank (Harris), the Indenture Trustee of the Trust, and Wilmington Trust Company (Wilmington), the Owner Trustee of the Trust, with respect to certain servicing records of the Company, solely to assist Harris and Wilmington in determining whether the Company has complied with certain servicing and reporting requirements of the Sale and Servicing Agreement dated April 1, 1998 (the Agreement), pertaining to the Trust. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of the procedures is solely the responsibility of the Company, Harris, and Wilmington. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.


1. For the randomly selected month of October 1998, we obtained from the Company's financial management a copy of the Monthly Report dated November 15, 1998, which is attached as Exhibit A (Monthly Report). We also obtained from the Company's financial management a copy of the November Monthly Report dated October 15, 1998 (Prior Monthly Report) and the October Monthly Report dated September 15, 1998 (Second Prior Monthly Report).

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

C Compared the amount to a copy of the Harris Trust Department November 1998 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

D  Compared the amount to a copy of the Harris Trust Department
   November 1998 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

E Compared the amount to a copy of the Harris Trust Department November 1998 collection account bank statement provided by the Company's financial management and found such amount to be in agreement.

F Proved the arithmetic accuracy of the addition of the amount referenced, without exception.

Z Obtained representations from the Company's management that no supporting schedules had been prepared for this item. Accordingly, we did not test these zero balance items.

R(a)Recomputed and agreed amount/rate based on applicable amounts and rates shown in the Monthly Report.

R(c)Recomputed and agreed amount based on applicable amounts shown in the Company's accounting records.

R(d)Recomputed and agreed rate based on applicable amounts and rates shown in the Monthly Report and Agreement.

SSACompared the rate to the Agreement, and found such rate to be in agreement.

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


Ernst & Young LLP

           3/22/99

Harley-Davidson Eaglemark Motorcycle Trust 1998-1
$100,000,000 5.81% Harley-Davidson Motorcycle Contract Backed Notes, Class A-1 $49,600,000 5.94% Harley-Davidson Motorcycle Contract Backed Notes, Class A-2 $10,400,000 6.42% Harley-Davidson Motorcycle Contract Backed Certificates Monthly Report

For the Distribution Date      November 15, 1998



A. Calculation of the Monthly Principal 					Tickmarks
1. A.  Principal Balance of the Contracts as of the first day of the Due Period preceding the Due Period in which the Payment Date Occurs, plus 130570156.94B

   B.  Prefunded Amount on such day referred to in 1.A. above           0.00Z

   Sum of 1.A and 1.B                                           130570156.94F

2. A.  Principal Balance of the Contracts as of the first day of the Due Period
in which the Payment Date occurs, plus                          125481171.31B

   B.  Pre-Funded Amount as of the first day of the Due Period in which such
Payment Date occurs, plus                                               0.00Z

   C.  The Special Mandatory Redemption Amounts, if any, paid during
such Due Period or payable on such Payment Date                         0.00Z

   Sum of 2.A, 2.B, and 2.C                                     125481171.31F


B. Calculation of Principal Distributable Amount (as defined in Article I
of the Sale and Servicing Agreement), (from A, 1 minus 2)         5088985.63R(a)

C. Calculation of Available Interest (as defined in Article I of the Sale
and Servicing Agreement)                                          1348868.62B

D. Calculation of Note Monthly Principal Distributable Amount

 1.Note Percentage for such Distribution Date

a. For each Distribution Date to but excluding the Distribution Date
on which the prin amount of the Class A-1 Notes is reduced to zero       1.00SSA

b .On the Distribution Date on which the principal amount of the Class A-1 Notes is reduced to zero, 100% until the principal amount of the Class
A-2 Notes has been reduced to zero                                    100%SSA

c. After the principal amount of the Class A-2 Notes have been reduced
   to zero                                                              0%SSA

 2.Principal Distributable Amount (from B)                        5088985.63R(a)

 3.Note Monthly Principal Distributable Amount

a. Class A-1 Notes (D. 1(a) multiplied by D.2 until
   of Class A-1 NotesPrincipal Balance is zero)                   5088985.63R(a)

b. Class A-2 Notes (D. 1(a) multiplied by D.2 until
   of Class A-2 NotesPrincipal Balance is zero)                         0.00R(a)

c. Note Principal Carryover Shortfall                                   0.00A1

d. Special Mandatory Redemption Amounts (from Pre-Funding
Account as defined in Article I of the Sale and Servicing Agreement      0.00Z

e. Note Monthly Principal Distributable Amount (the sum of items 5088985.63F 3 (a), 3 (b) and 3 (c)

E. Calculation of Note Monthly Interest Distributable Amount
 1.Class A-1 Interest Rate                                             5.81%SSA

 2.Class A-2 Interest Rate                                             5.94%SSA

3.One-twelfth of the Class A-1 Interest Rate time the Class A-1 Note Balance from and including the fifteenth day of the month based on a 360-day year of 12 months and 30 days each (or from and including the Closing
Date with respect to the first Distribution Date) to but excluding the
fifteenth day of the month of the current Distribution Date        341677.18R(a)

 4.One-twelfth of the Class A-2 Interest Rate time the Class A-2 Note Balance from and including the fifteenth day of the month based on a 360-day year of 12 months and 30 days each (or from and including the Closing
Date with respect to the first Distribution Date) to but excluding the
fifteenth day of the month of the current Distribution Date        245520.00R(a)

 5.Interest Carryover Shortfall for such Distribution Date              0.00Z

 6.Note Monthly Interest Distributable Amount (the sume of items 3,
   4, 5)                                                           587197.18F

F. Calculation of Note Monthly Distributable Amount (sum of D.3 5676182.81R(a) plus E.6.)

F1.The remaining Class A-1 Certificate Balance after giving effect to the Distribution of Monthly Principal on such Distribution Date 65481171.31R(a)

F2.The remaining Class A-2 Certificate Balance after giving effect to the distribution of Monthly Principal on such Distribution Date 49600000.00R(a)

G. Calculation of Certificate Principal Distributable Amount

 1.Certificate Balance                                           10400000.00B

 2.Available Principal                                                  0.00Z

 3.Certificate Percentage for each respective Distribution Date

a. for each Distribution Date to but excluding the Distribution Date
on which the Prin Amount of the Class A-2 Notes is reduced to zero     0.00%SSA


b. on any Distribution Date to but excluding the Distribution Date on which
the Principal Amount of the Class A-2 Notes is reduced to zero          0.00%SSA

c. thereafter                                                          100%SSA

4(aAvailable Principal multiplied by the Certificate Percentage for such
   Distribution Date                                                    0.00R(a)

(b)Certificate Principal Carryover Shortfall for such Date               0.00A1

 5.Certificate Principal Distributable Amount (the sum of 4. (a)        0.00F

H. Calculation of Certificate Interest Distributable Amount
 1.Certificate Pass-Through Rate                                       6.42%SSA

2(aOne-twelfth of the Cert. Pass-Through Rate times the Certificate Balance
On the immediately proceding Distribution Date, after giving effect to all payments of principal to the Certificateholders and such preceding Distribution Date on the original Principal Amount of the Certificates)
based on a 360-day year of 12 months and 30 days each.              55640.00R(a)

2(bCertificate Interest Carryover Shortfall for such Date              0.00A1

 3.Certificate Interest Distributable Amount (sum of 2.(a) and 2    55640.00F

I. Calculation of Certificate Distributable Amount (sum of G.5 a    55640.00R(a)

J. Fees
1. The Monthly Servicing Fee for such Payment Date (1/12 of the product of
1 and the Principal Balance of the Contracts as of the beginning of the
related Due Period)                                                108808.46R(a)

2. Late Payment Fees for such Distribution Date                         0.00Z

3. Extension Fees for such Distribution Date                            0.00Z

4. Other Fees                                                           0.00Z

5. The Trustee Fee for such Payment Date excluding expense
component (1/12 of the product of .009 and the Principal Balance of the Contracts as of the beginning of the related Due Period and
Pre-Funded Amount as of the beginning of such Period; provided
however, in no event shall such fee be less than 200.00 per month     979.28R(a)

K. Calculation of the Available Funds for Such Payment Date
1. The amount of funds deposited into the Collection Account pursuant to
Section 5.05 (b) of the Sale and Servicing Agreement with respect to the related Due Period

a.  All amounts received by the Servicer with respect to the Contracts:
(i)Principal                                                      4966161.52B

(ii)Interest & Fees                                               1348868.62B


b.  All Net Liquidation Proceeds                                    77053.68B

c. The aggregate of the Repurchase Prices for Contracts required to be repurchased by the Seller as described in Section 7.08 of the Sale
and Servicing Agreement                                                 0.00Z

d.  All Advances made by Servicer pursuant to Section 7.03 (a)
of the Sale and Servicing Agreement                                135300.31B

e. All amounts paid by the Seller in connection with an optional repurchase of the Contracts described in Section 7.10 of the Sale and Servicing
Agreement                                                               0.00Z

f. All amounts obtained from the Collateral Agent in respect of Carrying Charges to be deposited into the Collection Account on the upcoming
Payment Date pursuant to Section 7.03(b) Sale and Servicing
Agreement                                                               0.00Z

g.  All amounts received in respect of interest, dividends, gains, income and earnings on investments of funds in the Trust Accounts as
contemplated in Section 5.05 (b) (vii) of the Sale and Servicing    44909.70B

h.  Total amount of funds deposited into the Collection Account pursuant
to Section 5.05 (b) (the sum of a. through g.)                    6572293.83F

2. The amount of funds permitted to be withdrawn from the Collection Account pursuant to clasues (ii) through (iv) of Section 7.05 (a) of the Sale and Serviceing Agreement with respect to the related Due Period

a. Amounts to be withdrawn to reimburse the Servicer for Advances in accordance with Section 7.03 (a) of the Sale and Servicing
Agreement                                                          113644.55E

b.  Amounts to be paid to the Servicer in respect of the Monthly Servicing
Fee for the related Due Period                                     108808.46E

c.  Amounts to be paid to the Indenture Trustee in respect of the
Indenture Trustee's Fee for the related Due Period                    979.28E


d.  Amounts to be paid related to Other Fees                            0.00Z

e.  Other amounts required or authorized to be withdrawn from the
Collection Account pursuant to the Sale and Servicing Agreement
Specify  Excess Funds                                              617038.73E

f. Total amount of funds permitted to be withdrawn from the Collection Account pursuant to Section 7.05(a) of the Sale and Servicing Agreement
with respect to the related Due Period (sum of a. through e.)      840471.02F

3. The Available Funds for such Distribution Date (1h minus 2f) 5731822.81R(a)

 4.The Available Funds otherwise distributable to the Certificateholders
that will be distributed to the Noteholders on such Distribution        0.00Z

L. The shortfall of Available Funds for such Payment Date to pay either the Note Distributable Amount or Certificate Distributable Amount
(the Available Funds for such Distribution Date minus the sum of the
Note Distributable Amount as set forth in F. and the
Certificate Distributable Amount as set forth in I.).                   0.00R(a)

M. The amount to be withdrawn from the Reserve Fund on such distribution
Date to cover the Note Distributable Amount or the Certificate Distibutable Amount for such Distribution Date, if no Shortfall,
to Trust Depositor                                                 129571.29D

N. Interest Earnings on the Reserve Fund                            18323.49C

O. 1.  The amount to be deposited in the Reserve Fund on such
Payment Date                                                            0.00Z

2.  The amount on deposit in the Reserve Fund after giving effect
to deposits and withdrawals therefrom on such Distribution Date   3984253.92B

P. The Reserve Fund Requisite Amount for such distribution Date is
2.50 of the Principal Balance of the Contracts in the Trust as of the
first day of the immediately preceding Due Period plus 720,000 initial deposit set for the Certificate class, in the event a Reserve Fund Trigger Event occurs with respect to a Distribution Date and has not terminated for three
(3) consecutive Distribution Dates (inclusive) such amount shall be equal to
6.00 of the Principal Balance of the Contracts in the Trust as of the
first day of the immediately preceding Due Period and 720,000.    3984253.92R(d)

Q. The Pool Factor
1. The Class A-1 Note Factor before such Distribution Date       70.5701569%R(d)
2. The Class A-2 Note Factor before such Distribution Date            100%R(d)
3. The Certificate Class Pool Factor before such Distribution Date    100%R(d)


 4.The Class A-1 Note Factor after such Distribution Date       65.4811713%R(d)
 5.The Class A-2 Note Factor after such Distribution Date            100%R(d)
 6.The Certificate Class Pool Factor after such Distribution Date    100%R(d)

R. Delinquent Contracts
1.       31-59 Days                        274                 2917101.80R(C)

2.       60-89 Days                         76                  815180.89R(C)

3.       90 or More Days                    40                  506356.30R(C)

S. Liquidated Contracts
1. Total Liquidated Contracts               13                  146706.43B

2. Identity (Attach)

3. Liquidation Proceeds for the Due Period                          77053.68B

4. Liquidation Expenses for the Due Period                              0.00Z

5. Net Liquidation Proceeds for the Due Period                      77053.68F

6. Net Liquidation Losses for the Due Period                        69652.75B

T. Advances
1. Unreimbursed Advances Prior to Such Distribution Date           113644.55A1

2. Amount paid to Servicer on such Distribution Date to reimburse Servicer
for such unreimbursed Advances                                     113644.55A1

3. Amount of Delinquent Interest for such Distribution Date             0.00Z

4. Amount of new Advances on such Distribution Date (if such amount is less than the amount of Delinquent Interest, attach the certificate required by
Section 7.03 of the Sale and Servicing Agreement)                  135300.31B

5. Total of unreimbursed Advances after new Advances on such Distribution Date
                                                                   135300.00F
U. Repurchased Contracts
1. Number of Contracts to be repurchased by the Seller pursuant to Section
7.08 of the Sale and Servicing Agreement                                0.00Z

2. Principal Amount of such Contracts                                   0.00Z

3. Related Repurchase Price of such Contracts                           0.00Z

V. Contracts
1. Number of Contracts as of beginning of Due Period                11972.00B

2. Principal Balance of Contracts as of beginning of Due Period 130570156.94B

3. Number of Contracts as of end of Due Period                      11652.00B

4. Principal Balance of Contracts as of end of Due Period       125481171.31B

5. Prefunded Amount as of Beginning of Due Period                       0.00Z

6. Prefunded Amount as of End of Due Period                             0.00Z

W. Interest Reserve Account

1. Interest Reserve Amount as of previous Distribution Date             0.00Z

2. Interest received into Interest Reserve Account                      0.00Z

3. Carrying Charges, if any, to be paid on upcoming Distribution        0.00Z

4. Interest Reserve Amount as of Upcoming Distribution Date             0.00Z

X. Ratios
 1. Cumulative Loss Ratio
A.  The aggregate Net Liquidation Losses for all Contracts since the Cutoff
Date  through the end of the related Due Period.                   311749.30B

B. The sum of the Principal Balance of the Contracts as of the Cutoff Date plus the Principal Balance of any Subsequent Contracts as of the
related Subsequent Cutoff Date.                                 160000000.00B

C.  The Cumulative Loss Ratio for such Distribution Date ( the quotient of A.
divided by B., expressed as a percentage).                              0.19R(a)

 2. Average Delinquency Ratio for such Distribution Date

A.  The Delinquency Amount (the Principal Balance of all Contracts that were
delinquent 60 days or more as of the end of the Due Period).      1321537.19B

B.  The Delinquency Ratio computed by dividing (x) the Delinquency Amount during the immediately preceding Due Period by (y) the Principal
 Balance of the Contracts as of the beginning of the related Due Period
 for such Distribution Date.                                            1.01R(a)

C.  The Delinquency Ratio for the prior Distribution Date.              0.74A1

D.  The Delinquency Ratio for the second prior Distribution Date        0.50A2

E.  The Average Delinquency Ratio (the arithmetic average of B.         0.75R(a)

 3. Average Loss Ratio for such Distribution Date

A.  Net Liquidation Losses                                          69652.75B

B. The Loss Ratio (the fraction derived by dividing (x) Net Liquidation Losses for all Contracts that became Liquidated Contracts during the immediately preceding Due Period multiplied by twelve by (y) the outstanding Principal Balances of all Contracts as of the beginning of the Due Period) for such
Distribution Date                                                       0.64R(a)

C.  The Loss Ratio for the prior Distribution Date.                     1.34A1

D.  The Loss Ratio for the second prior Distribution Date.              0.38A2

E.  The Average Loss Ratio (the arithmetic average of B. through        0.79R(a)

 4. Computation of Reserve Fund Trigger Events:

A.  Average Delinquency Ratio (if Average Delinquency Ratio >or= (i)
2.50 with repsect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 3.00 with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to , and inclusive of, the second anniversary of the
Closing Date, or (iii) 3.50 for any distribution occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv)
4.00 for any Distribution Date following the third anniversary date
of the Closing Date.                                                    1.00R(a)

B.  Average Loss Ratio (if Average Loss Ratio >or= (i) 2.75 with respect to any Distribution Date which occurs within the period from the Closing
Date to, and inclusive of, the eighteen months following the Closing date or (ii) 3.25 with respect to any Distribution Date which occurs
folowing the eighteen month period following the Closing Date           1.00R(a)

C.  Cumulative Loss Ratio (if Cumulative Loss Ratio >or=  (i) .75
with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 1.50 with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to, and inclusive of, the second anniversary of the Closing Date, (iii) 2.00 for any Distribution Date which occurs within the period from the day afteer the second anniversary of the Closing Date to, and inclusive of, the third anniversary of
the Closing Date, or (iv) 2.50 following the third anniversary          1.00R(a)

                  Liquidated Contracts:
                                        PrincipalInterest
                     1519206.00Birmingha 21042.43           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                     3958917.00Patrick    7574.28         475.75
                     6500076.00Wells      8500.00         693.63
                    10725504.00Hall      10110.65         616.81
                    24897089.00Huelskamp  8000.00         699.51
                    45328374.00Queen     14854.70         153.84
                    66455638.00Lasiter    8575.15         572.36
                    22361092.00Mellen     4761.54         225.86
                    64575784.00Dye        5051.94         127.44
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                     2643821.00Wanjura   14294.70           0.00
                    39791370.00Wilson    16820.00           0.00
                    25208802.00Miller    17872.00        1145.76
                     9104205.00Napier     4384.52         153.56
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                                        141841.91        4864.52
                                                                   146706.43B


(X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301


Independent Accountant's Report on Applying Agreed-Upon Procedures


To the Board of Directors of Eaglemark, Inc.,
 Harris Trust and Savings Bank, and
 Wilmington Trust Company:


We have performed the procedures enumerated below, which were agreed to by Eaglemark, Inc.(the Company), the Servicer of Harley-Davidson Eaglemark Motorcycle Trust 1998-2 (the Trust), Harris Trust and Savings Bank (Harris), the Indenture Trustee of the Trust, and Wilmington Trust Company (Wilmington), the Owner Trustee of the Trust, with respect to certain servicing records of the Company, solely to assist Harris and Wilmington in determining whether the Company has complied with certain servicing and reporting requirements of the Sale and Servicing Agreement dated July 1, 1998 (the Agreement), pertaining to the Trust. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of the procedures is solely the responsibility of the Company, Harris, and Wilmington. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.


1. For the randomly selected month of October 1998, we obtained from the Company's financial management a copy of the Monthly Report dated November 15, 1998, which is attached as Exhibit A (Monthly Report). We also obtained from the Company's financial management a copy of the November Monthly Report dated October 15, 1998 (Prior Monthly Report) and the October Monthly Report dated September 15, 1998 (Second Prior Monthly Report).

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

C Compared the amount to a copy of the Harris Trust Department November 1998 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

D  Compared the amount to a copy of the Harris Trust Department
   November 1998 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

E Compared the amount to a copy of the Harris Trust Department November 1998 collection account bank statement provided by the Company's financial management and found such amount to be in agreement.

F Proved the arithmetic accuracy of the addition of the amount referenced, without exception.

Z Obtained representations from the Company's management that no supporting schedules had been prepared for this item. Accordingly, we did not test these zero balance items.

R(a)Recomputed and agreed amount/rate based on applicable amounts and rates shown in the Monthly Report.

R(c)Recomputed and agreed amount based on applicable amounts shown in the Company's accounting records.

R(d)Recomputed and agreed rate based on applicable amounts and rates shown in the Monthly Report and Agreement.

SSACompared the rate to the Agreement, and found such rate to be in agreement.

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


Ernst & Young LLP

                        3/22/99


Harley-Davidson Eaglemark Motorcycle Trust 1998-2
87,000,000 5.77% Harley-Davidson Motorcycle Contract Backed Notes, Class A-1 35,200,000 5.87% Harley-Davidson Motorcycle Contract Backed Notes, Class A-2 7,800,000 6.33% Harley-Davidson Motorcycle Contract Backed Certificates Monthly Report

For the Distribution Date      November 15, 1998



A. Calculation of the Monthly Principal 					Tickmarks
1. A.  Principal Balance of the Contracts as of the first day of the Due Period preceding the Due Period in which the Payment Date Occurs, plus 119311436.02B

   B.  Prefunded Amount on such day referred to in 1.A. above           0.00Z

   Sum of 1.A and 1.B                                           119311436.02F

2. A.  Principal Balance of the Contracts as of the first day of the Due Period
in which the Payment Date occurs, plus                          115381338.54B

   B.  Pre-Funded Amount as of the first day of the Due Period in which such
Payment Date occurs, plus                                               0.00Z

   C.  The Special Mandatory Redemption Amounts, if any, paid during
such Due Period or payable on such Payment Date                         0.00Z

   Sum of 2.A, 2.B, and 2.C                                     115381338.54F


B. Calculation of Principal Distributable Amount (as defined in Article I
of the Sale and Servicing Agreement), (from A, 1 minus 2)         3930097.48R(a)

C. Calculation of Available Interest (as defined in Article I of the Sale
and Servicing Agreement)                                          1282501.85B

D. Calculation of Note Monthly Principal Distributable Amount

 1.Note Percentage for such Distribution Date

a. For each Distribution Date to but excluding the Distribution Date on which the principal amount of the Class A-1 Notes is reduced
to zero1								100%SSA

b .On the Distribution Date on which the principal amount of the Class A-1 Notes is reduced to zero, 100 until the principal amount of the Class
A-2 Notes has been reduced to zero                              100%SSA

c. After the principal amount of the Class A-2 Notes have been reduced
to zero                                                         0.00%SSA

 2.Principal Distributable Amount (from B)                        3930097.48R(a)

 3.Note Monthly Principal Distributable Amount

a. Class A-1 Notes (D. 1(a) multiplied by D.2 until
of Class A-1 NotesPrincipal Balance is zero)                      3930097.48R(a)

b. Class A-2 Notes (D. 1(a) multiplied by D.2 until
of Class A-2 NotesPrincipal Balance is zero)                            0.00R(a)

c. Note Principal Carryover Shortfall                                   0.00A1

d. Special Mandatory Redemption Amounts (from Pre-Funding
Account as defined in Article I of the Sale and Servicing Agreement     0.00Z

e. Note Monthly Principal Distributable Amount (the sum of items 3930097.48F 3 (a), 3 (b) and 3 (c)

E. Calculation of Note Monthly Interest Distributable Amount
 1.Class A-1 Interest Rate                                             5.77%SSA

 2.Class A-2 Interest Rate                                             5.87%SSA

 3.One-twelfth of the Class A-1 Interest Rate time the Class A-1 Note Balance from and including the fifteenth day of the month based on a 360-day year of 12 months and 30 days each (or from and including the Closing
Date with respect to the first Distribution Date) to but excluding the
fifteenth day of the month of the current Distribution Date        366930.82R(a)

 4.One-twelfth of the Class A-2 Interest Rate time the Class A-2 Note Balance from and including the fifteenth day of the month based on a 360-day year of 12 months and 30 days each (or from and including the Closing
Date with respect to the first Distribution Date) to but excluding the
fifteenth day of the month of the current Distribution Date        172186.67R(a)

 5.Interest Carryover Shortfall for such Distribution Date              0.00Z

 6.Note Monthly Interest Distributable Amount (the sume of items 3,
   4, 5)                                                           539117.49F

F. Calculation of Note Monthly Distributable Amount (sum of D.3 4469214.97R(a) plus E.6.)

F1.The remaining Class A-1 Certificate Balance after giving effect to the Distribution of Monthly Principal on such Distribution Date 72381338.54R(a)

F2.The remaining Class A-2 Certificate Balance after giving effect to the distribution of Monthly Principal on such Distribution Date 35200000.00R(a)

G. Calculation of Certificate Principal Distributable Amount

 1.Certificate Balance                                            7800000.00B

 2.Available Principal                                                  0.00Z

 3.Certificate Percentage for each respective Distribution Date

a. for each Distribution Date to but excluding the Distribution Date
on which the Prin Amount of the Class A-2 Notes is reduced to zero     0.00%SSA


b. on any Distribution Date to but excluding the Distribution Date on which
the Prin Amount of the Class A-2 Notes is reduced to zero              0.00%SSA

c. thereafter                                                          100%SSA

4(aAvailable Principal multiplied by the Certificate Percentage for such
   Distribution Date                                                    0.00R(a)

(b)Certificate Principal Carryover Shortfall for such Date   	     0.00A1

 5.Certificate Principal Distributable Amount (the sum of 4. (a)        0.00F

H. Calculation of Certificate Interest Distributable Amount
 1.Certificate Pass-Through Rate                                      6.33%SSA

2(aOne-twelfth of the Cert. Pass-Through Rate times the Certificate Balance
On the immediately proceding Distribution Date, after giving effect to all payments of principal to the Certificateholders and such preceding Distribution Date on the original Principal Amount of the Certificates)
based on a 360-day year of 12 months and 30 days each.              41145.00R(a)

2(bCertificate Interest Carryover Shortfall for such Date            0.00A1

 3.Certificate Interest Distributable Amount (sum of 2.(a) and 2    41145.00F

I. Calculation of Certificate Distributable Amount
(sum of G5 and H3) 								41145.00R(a)

J. Fees
1. The Monthly Servicing Fee for such Payment Date (1/12 of the product of
1 and the Principal Balance of the Contracts as of the beginning of the
related Due Period)                                                 99426.20R(a)

2. Late Payment Fees for such Distribution Date                         0.00Z

3. Extension Fees for such Distribution Date                            0.00Z

4. Other Fees                                                           0.00Z

5. The Trustee Fee for such Payment Date excluding expense component (1/12 of the product of .009 and the Principal Balance of the Contracts as of the beginning of the related Due Period and Pre-Funded Amount as of the beginning of such Period; provided however, in no event shall such fee be less than 200.00 per month 894.84R(a)

K. Calculation of the Available Funds for Such Payment Date
1. The amount of funds deposited into the Collection Account pursuant to
Section 5.05 (b) of the Sale and Servicing Agreement with respect to the related Due Period

   a.  All amounts received by the Servicer with respect to the Contracts:
   (i) Principal                                                  3930064.10B

   (ii)Interest & Fees                                            1282501.85B


b.  All Net Liquidation Proceeds                                        0.00B

c. The aggregate of the Repurchase Prices for Contracts required to be repurchased by the Seller as described in Section 7.08 of the Sale
and Servicing Agreement                                                 0.00Z

d.  All Advances made by Servicer pursuant to Section 7.03 (a)
of the Sale and Servicing Agreement                                139806.73B

e. All amounts paid by the Seller in connection with an optional repurchase of the Contracts described in Section 7.10 of the Sale and Servicing
Agreement                                                               0.00Z

f. All amounts obtained from the Collateral Agent in respect of Carrying Charges to be deposited into the Collection Account on the upcoming
Payment Date pursuant to Section 7.03(b) Sale and Servicing
Agreement                                                               0.00Z

g.  All amounts received in respect of interest, dividends, gains, income and earnings on investments of funds in the Trust Accounts as
contemplated in Section 5.05 (b) (vii) of the Sale and Servicing    27991.67B

h.  Total amount of funds deposited into the Collection Account pursuant
to Section 5.05 (b) (the sum of a. through g.)                    5380364.35F

2. The amount of funds permitted to be withdrawn from the Collection Account pursuant to clasues (ii) through (iv) of Section 7.05 (a) of the Sale and Serviceing Agreement with respect to the related Due Period

a. Amounts to be withdrawn to reimburse the Servicer for Advances in accordance with Section 7.03 (a) of the Sale and Servicing
Agreement                                                           82040.85E

b.  Amounts to be paid to the Servicer in respect of the Monthly Servicing
Fee for the related Due Period                                      99426.20E

c.  Amounts to be paid to the Indenture Trustee in respect of the
Indenture Trustee's Fee for the related Due Period                    894.84E


d.  Amounts to be paid related to Other Fees                            0.00Z

e.  Other amounts required or authorized to be withdrawn from the
Collection Account pursuant to the Sale and Servicing Agreement
SpecifyExcess Funds                                                     0.00E

f. Total amount of funds permitted to be withdrawn from the Collection Account pursuant to Section 7.05(a) of the Sale and Servicing
                                                                   182361.89F

3. The Available Funds for such Distribution Date (1h minus 2f)  5198002.46R(a)

 4.The Available Funds otherwise distributable to the Certificateholders
that will be distributed to the Noteholders on such Distribution        0.00Z

L. The shortfall of Available Funds for such Payment Date to pay either the Note Distributable Amount or Certificate Distributable Amount
(the Available Funds for such Distribution Date minus the sum of the
Note Distributable Amount as set forth in F. and the
Certificate Distributable Amount as set forth in I.).                   0.00R(a)

M. The amount to be withdrawn from the Reserve Fund on such distribution
Date to cover the Note Distributable Amount or the Certificate Distibutable
Amount for such Distribution Date, if no Shortfall,
to Trust Depositor							        0.00D

N. Interest Earnings on the Reserve Fund                             6912.22C

O. 1.  The amount to be deposited in the Reserve Fund on such
   Payment Date                                                    687642.49Z

2.  The amount on deposit in the Reserve Fund after giving effect
to deposits and withdrawals therefrom on such Distribution Date   3312627.16B

P. The Reserve Fund Requisite Amount for such distribution Date is
2.50 of the Principal Balance of the Contracts in the Trust as of the
first day of the immediately preceding Due Period plus 585,000 initial deposit set for the Certificate class, in the event a Reserve Fund Trigger Event occurs with respect to a Distribution Date and has not terminated for three
(3) consecutive Distribution Dates (inclusive) such amount shall be equal to
6.00 of the Principal Balance of the Contracts in the Trust as of the
first day of the immediately preceding Due Period and 585,000.    3567785.90R(d)

Q. The Pool Factor
1. The Class A-1 Note Factor before such Distribution Date    93.9217674%R(d)
2. The Class A-2 Note Factor before such Distribution Date    87.3449132%R(d)
3. The Cert Class Pool Factor before such Distribution Date	  92.3076923%R(d)


 4.The Class A-1 Note Factor after such Distribution Date 89.0847244%R(d) 5.The Class A-2 Note Factor after such Distribution Date 87.3449132%R(d) 6.The Cert Class Pool Factor after such Distribution Date 92.3076923%R(d)

R. Delinquent Contracts
1.       31-59 Days                                       261  2761202.60R(C)

2.       60-89 Days                                        69   759506.85R(C)

3.       90 or More Days                                   30   379393.95R(C)

S. Liquidated Contracts
1. Total Liquidated Contracts                               0        0.00B

2. Identity (Attach)

3. Liquidation Proceeds for the Due Period                              0.00B

4. Liquidation Expenses for the Due Period                              0.00Z

5. Net Liquidation Proceeds for the Due Period                          0.00F

6. Net Liquidation Losses for the Due Period                            0.00B

T. Advances
1. Unreimbursed Advances Prior to Such Distribution Date            82040.85A1

2. Amount paid to Servicer on such Distribution Date to reimburse Servicer
   for such unreimbursed Advances                                   82040.85A1

3. Amount of Delinquent Interest for such Distribution Date                 Z

4. Amount of new Advances on such Distribution Date (if such amount is less than the amount of Delinquent Interest, attach the certificate required by
Section 7.03 of the Sale and Servicing Agreement)                  139806.73B

5. Total of unreimbursed Advances after new Advances on such Distribution Date
                                                                   139807.00F
U. Repurchased Contracts
1. Number of Contracts to be repurchased by the Seller pursuant to Section
   7.08 of the Sale and Servicing Agreement                             0.00Z

2. Principal Amount of such Contracts                                   0.00Z

3. Related Repurchase Price of such Contracts                           0.00Z

V. Contracts
1. Number of Contracts as of beginning of Due Period                10638.00B

2. Principal Balance of Contracts as of beginning of Due Period 119311436.02B

3. Number of Contracts as of end of Due Period                      10413.00B

4. Principal Balance of Contracts as of end of Due Period       115381338.54B

5. Prefunded Amount as of Beginning of Due Period                       0.00Z

6. Prefunded Amount as of End of Due Period                             0.00Z

W. Interest Reserve Account

1. Interest Reserve Amount as of previous Distribution Date             0.00Z

2. Interest received into Interest Reserve Account                      0.00Z

3. Carrying Charges, if any, to be paid on upcoming Distribution        0.00Z

4. Interest Reserve Amount as of Upcoming Distribution Date             0.00Z

X. Ratios
 1. Cumulative Loss Ratio
A.  The aggregate Net Liquidation Losses for all Contracts since the Cutoff
Date  through the end of the related Due Period.                      929.52B

B. The sum of the Principal Balance of the Contracts as of the Cutoff Date plus the Principal Balance of any Subsequent Contracts as of the
related Subsequent Cutoff Date.                                 130000000.00B

C.  The Cumulative Loss Ratio for such Distribution Date (the quotient of A.
divided by B., expressed as a percentage).                              0.00R(a)

 2. Average Delinquency Ratio for such Distribution Date

A.  The Delinquency Amount (the Principal Balance of all Contracts that were
 delinquent 60 days or more as of the end of the Due Period).     1138900.80B

B.  The Delinquency Ratio computed by dividing (x) the Delinquency Amount during the immediately preceding Due Period by (y) the Principal
 Balance of the Contracts as of the beginning of the related Due Period
 for such Distribution Date.                                            0.95R(a)

C.  The Delinquency Ratio for the prior Distribution Date.              0.44A1

D.  The Delinquency Ratio for the second prior Distribution Date        0.20A2

E. The Average Delinquency Ratio
(the arithmetic average of B through D) 					   0.79R(a)

 3. Average Loss Ratio for such Distribution Date

A.  Net Liquidation Losses                                              0.00B

B. The Loss Ratio (the fraction derived by dividing (x) Net Liquidation Losses for all Contracts that became Liquidated Contracts during the immediately preceding Due Period multiplied by twelve by (y) the outstanding Principal
 Balances of all Contracts as of the beginning of the Due Period) for such
 Distribution Date                                                      0.00R(a)

C.  The Loss Ratio for the prior Distribution Date.                     0.01A1

D.  The Loss Ratio for the second prior Distribution Date.              0.00A2

E.  The Average Loss Ratio (the arithmetic average of B. through        0.00R(a)

 4. Computation of Reserve Fund Trigger Events:

A.  Average Delinquency Ratio (if Average Delinquency Ratio >or= (i)
2.50 with repsect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 3.00 with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to , and inclusive of, the second anniversary of the
Closing Date, or (iii) 3.50 for any distribution occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv)
4.00 for any Distribution Date following the third anniversary date
of the Closing Date.                                                    1.00R(a)

B.  Average Loss Ratio (if Average Loss Ratio >or= (i) 2.75 with respect to any Distribution Date which occurs within the period from the Closing
Date to, and inclusive of, the eighteen months following the Closing date or (ii) 3.25 with respect to any Distribution Date which occurs
folowing the eighteen month period following the Closing Date           1.00R(a)

C.  Cumulative Loss Ratio (if Cumulative Loss Ratio >or=  (i) .75
with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 1.50 with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to, and inclusive of, the second anniversary of the Closing Date, (iii) 2.00 for any Distribution Date which occurs within the period from the day afteer the second anniversary of the Closing Date to, and inclusive of, the third anniversary of
the Closing Date, or (iv) 2.50 following the third anniversary          1.00R(a)

                  Liquidated Contracts:
                                        PrincipalInterest
                           0.00     0.00     0.00           0.00
                                             0.00           0.00
                                             0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                                             0.00           0.00
                                                                        0.00B

(X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301


Independent Accountant's Report on Applying Agreed-Upon Procedures


To the Board of Directors of Eaglemark, Inc.,
 Harris Trust and Savings Bank, and
 Wilmington Trust Company:


We have performed the procedures enumerated below, which were agreed to by Eaglemark, Inc.(the Company), the Servicer of Harley-Davidson Eaglemark Motorcycle Trust 1998-3 (the Trust), Harris Trust and Savings Bank (Harris), the Indenture Trustee of the Trust, and Wilmington Trust Company (Wilmington), the Owner Trustee of the Trust, with respect to certain servicing records of the Company, solely to assist Harris and Wilmington in determining whether the Company has complied with certain servicing and reporting requirements of the Sale and Servicing Agreement dated November 1, 1998 (the Agreement), pertaining to the Trust. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of the procedures is solely the responsibility of the Company, Harris, and Wilmington. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.


1. For the randomly selected month of November 1998, we obtained from the Company's financial management a copy of the Monthly Report dated December 15, 1998, which is attached as Exhibit A (Monthly Report).

2. We performed the following procedures to the Monthly Report, which were applied as indicated with respect to the symbols explained below:

B Compared the amount to schedules prepared by the Company's accounting personnel derived from the Company's accounting records and found such amount to be in agreement.

C Compared the amount to a copy of the Harris Trust Department November 1998 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

E Compared the amount to a copy of the Harris Trust Department November 1998 collection account bank statement provided by the Company's financial management and found such amount to be in agreement.

F Proved the arithmetic accuracy of the addition of the amount referenced, without exception.

G1 Compared the amount to a copy of the Harris Trust Department
   November 1998 pre-funding account bank statement provided by the Company's financial management and found such amount to be in agreement.

G2 Compared the amount to a copy of the Harris Trust Department
   November 1998 interest reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

Z Obtained representations from the Company's management that no supporting schedules had been prepared for this item. Accordingly, we did not test these zero balance items.

R(a)Recomputed and agreed amount/rate based on applicable amounts and rates shown in the Monthly Report.

R(c)Recomputed and agreed amount based on applicable amounts shown in the Company's accounting records.

R(d)Recomputed and agreed rate based on applicable amounts and rates shown in the Monthly Report and Agreement.

SSACompared the rate to the Agreement, and found such rate to be in agreement.

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


Ernst & Young LLP

                        3/22/99


Harley-Davidson Eaglemark Motorcycle Trust 1998-3
105,000,000 5.41% Harley-Davidson Motorcycle Contract Backed Notes, Class A-1 45,400,000 5.43% Harley-Davidson Motorcycle Contract Backed Notes, Class A-2 9,600,000 7.10% Harley-Davidson Motorcycle Contract Backed Certificates Monthly Report

For the Distribution Date       12/15/98



A. Calculation of the Monthly Principal 					Tickmarks
1.  A.  Principal Balance of the Contracts as of the first day of the Due Period preceding the Due Period in which the Payment Date Occurs, plus 119775316.91B

   B.  Prefunded Amount on such day referred to in 1.A. above    40224683.09G1

   Sum of 1.A and 1.B                                           160000000.00F

2. A.  Principal Balance of the Contracts as of the first day of the Due Period
   in which the Payment Date occurs, plus                       117579097.83B

B.  Pre-Funded Amount as of the first day of the Due Period in which such
Payment Date occurs, plus                                        40224683.09G1

C.  The Special Mandatory Redemption Amounts, if any, paid during
such Due Period or payable on such Payment Date                         0.00Z

Sum of 2.A, 2.B, and 2.C                                        157803780.92F


B. Calculation of Principal Distributable Amount (as defined in Article I
of the Sale and Servicing Agreement), (from A, 1 minus 2)         2196219.08R(a)

C. Calculation of Available Interest (as defined in Article I of the Sale
and Servicing Agreement)                                           687913.48B

D. Calculation of Note Monthly Principal Distributable Amount

 1.Note Percentage for such Distribution Date

a. For each Distribution Date to but excluding the Distribution Date on which the prin amount of the Class A-1 Notes is reduced to zero 100%SSA

b .On the Distribution Date on which the principal amount of the Class A-1 Notes is reduced to zero, 100 until the principal amount of the Class
A-2 Notes has been reduced to zero                                   100%SSA

c. After the principal amount of the Class A-2 Notes have been reduced
to zero                                                             0.00%SSA

 2.Principal Distributable Amount (from B)                        2196219.08R(a)

 3.Note Monthly Principal Distributable Amount

a. Class A-1 Notes (D. 1(a) multiplied by D.2 until
   of Class A-1 NotesPrincipal Balance is zero)                   2196219.08R(a)

b. Class A-2 Notes (D. 1(a) multiplied by D.2 until
   of Class A-2 NotesPrincipal Balance is zero)                         0.00R(a)

c. Note Principal Carryover Shortfall                                   0.00Z

d. Special Mandatory Redemption Amounts (from Pre-Funding
   Account as defined in Article I of the Sale and Servicing Agreement 0.00Z

e. Note Monthly Principal Distributable Amount (the sum of items 2196219.08F 3 (a), 3 (b) and 3 (c)

E. Calculation of Note Monthly Interest Distributable Amount
 1.Class A-1 Interest Rate                                              0.05SSA

 2.Class A-2 Interest Rate                                              0.05SSA

 3.One-twelfth of the Class A-1 Interest Rate time the Class A-1 from and including the fifteenth day of the month based on a 360 year of 12 months and 30 days each (or from and including the Closing
Date with respect to the first Distribution Date) to but excludi
fifteenth day of the month of the current Distribution Date        331362.50R(a)

 4.One-twelfth of the Class A-2 Interest Rate time the Class A-2 Note Balance from and including the fifteenth day of the month based on a 360 year of 12 months and 30 days each (or from and including the Cl
Date with respect to the first Distribution Date) to but excluding the
fifteenth day of the month of the current Distribution Date        143804.50R(a)

 5.Interest Carryover Shortfall for such Distribution Date              0.00Z

 6.Note Monthly Interest Distributable Amount (the sume of items 3,
   4, 5)                                                           475167.00F

F. Calculation of Note Monthly Distributable Amount (sum of D.3 2671386.08 plus E.6.)

F1.The remaining Class A-1 Certificate Balance after giving effect to
the Distribution of Monthly Prin on such Distribution Date      102803780.92R(a)

F2.The remaining Class A-2 Certificate Balance after giving effect to
the distribution of Monthly Prin on such Distribution Date       45400000.00R(a)

G. Calculation of Certificate Principal Distributable Amount

 1.Certificate Balance                                            9600000.00B

 2.Available Principal                                                  0.00Z

 3.Certificate Percentage for each respective Distribution Date

a. for each Distribution Date to but excluding the Distribution Date
on which the Prin Amount of the Class A-2 Notes is reduced to zero    0.00%SSA


b. on any Distribution Date to but excluding the Distribution Date on which
the Prin Amount of the Class A-2 Notes is reduced to zero             0.00%SSA

c. thereafter                                                         100%SSA

4(aAvailable Principal multiplied by the Certificate Percentage for such
   Distribution Date                                                    0.00R(a)

(b)Certificate Principal Carryover Shortfall for such Date              0.00Z

 5.Certificate Principal Distributable Amount (the sum of 4. (a)        0.00F

H. Calculation of Certificate Interest Distributable Amount
 1.Certificate Pass-Through Rate                                       7.10%SSA

2(aOne-twelfth of the Cert. Pass-Through Rate times the Certificate Balance
On the immediately proceding Distribution Date, after giving effect to all payments of principal to the Certificateholders and such preceding Distribution Date on the original Principal Amount of the Certificates)
based on a 360-day year of 12 months and 30 days each.              39760.00R(a)

2(bCertificate Interest Carryover Shortfall for such Date              0.00Z

 3.Certificate Interest Distributable Amount (sum of 2.(a) and 2    39760.00F

I. Calculation of Certificate Distributable Amount
(sum of G5 and H3)  								39760.00R(a)

J. Fees
1. The Monthly Servicing Fee for such Payment Date (1/12 of the product of
1 and the Principal Balance of the Contracts as of the beginning of the
related Due Period)                                                 99812.76R(a)

2. Late Payment Fees for such Distribution Date                         0.00Z

3. Extension Fees for such Distribution Date                            0.00Z

4. Other Fees                                                           0.00Z

5. The Trustee Fee for such Payment Date excluding expense
   component (1/12 of the product of .009 and the Principal Balance of the Contracts as of the beginning of the related Due Period a
   Pre-Funded Amount as of the beginning of such Period; provide however, in no event shall such fee be less than 200.00 per
   month     									1200.00R(a)

K. Calculation of the Available Funds for Such Payment Date
1. The amount of funds deposited into the Collection Account pursuant to
   Section 5.05 (b) of the Sale and Servicing Agreement with respect to the related Due Period

a.  All amounts received by the Servicer with respect to the Contracts:
(i)Principal                                                      2221989.31B

(iiInterest & Fees                                                 687913.48B


b.  All Net Liquidation Proceeds                                        0.00Z

c. The aggregate of the Repurchase Prices for Contracts required to be repurchased by the Seller as described in Section 7.08 of the Sale
     amd Servicing Agreement                                            0.00Z

d.  All Advances made by Servicer pursuant to Section 7.03 (a)
of the Sale and Servicing Agreement                                 19332.14B

e. All amounts paid by the Seller in connection with an optional repurchase of the Contracts described in Section 7.10 of the Sale and Servicing
     Agreement                                                          0.00Z

f. All amounts obtained from the Collateral Agent in respect of Carrying Charges to be deposited into the Collection Account on the upcoming Payment Date pursuant to Section 7.03(b) Sale and Servicing
    Agreement                                                       67808.76B

g.  All amounts received in respect of interest, dividends, gains, income and earnings on investments of funds in the Trust Accounts
in Section 5.05 (b) (vii) of the Sale and Servicing Agreement           0.00B

h.  Total amount of funds deposited into the Collection Account pursuant
to Section 5.05 (b) (the sum of a. through g.)                    2997043.69F

2. The amount of funds permitted to be withdrawn from the Collection Account pursuant to clasues (ii) through (iv) of Section 7.05 (a) of the Sale and Serviceing Agreement with respect to the related Due Period

a. Amounts to be withdrawn to reimburse the Servicer for Advances in accordance with Section 7.03 (a) of the Sale and Servicing
     Agreement                                                          0.00B

b.  Amounts to be paid to the Servicer in respect of the Monthly Servicing
     Fee for the related Due Period                                 99812.76E

c.  Amounts to be paid to the Indenture Trustee in respect of the
      Indenture Trustee's Fee for the related Due Period             1200.00E


d.  Amounts to be paid related to Other Fees                            0.00Z

e.  Other amounts required or authorized to be withdrawn from the
Collection Account pursuant to the Sale and Servicing Agreement
Specify Excess Funds                                                    0.00Z

f. Total amount of funds permitted to be withdrawn from the Collection Account pursuant to Section 7.05(a) of the Sale and Servicing Agreement
with respect to the related Due Period (sum of a. through e.)      101012.76F

3. The Available Funds for such Distribution Date (1h minus 2f) 2896030.93R(a)

 4.The Available Funds otherwise distributable to the Certificateholders
that will be distributed to the Noteholders on such Distribution        0.00Z

L. The shortfall of Available Funds for such Payment Date to pay either the Note Distributable Amount or Certificate Distributable Amount
 (the Available Funds for such Distribution Date minus the sum of the
Note Distributable Amount as set forth in F. and the
Certificate Distributable Amount as set forth in I.                   0.00R(a)

M. The amount to be withdrawn from the Reserve Fund on such distribution
Date to cover the Note Distributable Amount or the Certificate Distibutable
Amount for such Distribution Date, if no Shortfall,
to Trust Depositor        								0.00Z

N. Interest Earnings on the Reserve Fund                                0.00C

O. 1.  The amount to be deposited in the Reserve Fund on such
   Payment Date                                                    184884.85B

2.  The amount on deposit in the Reserve Fund after giving effect
to deposits and withdrawals on such Distribution Date             1322750.37B

P. The Reserve Fund Requisite Amount for such distribution Date
2.50 of the Principal Balance of the Contracts in the Trust as of the
first day of the immediately preceding Due Period plus 585,000 initial deposit set for the Certificate class, in the event a Reserve Fund Trigger Event occurs with respect to a Distribution Date and has not terminated for three
(3) consecutive Distribution Dates (inclusive) such amount shall be equal to
6.00 of the Principal Balance of the Contracts in the Trust as of the
first day of the immediately preceding Due Period and 585,000.    4585000.00R(d)

Q. The Pool Factor
1. The Class A-1 Note Factor before such Distribution Date          105.00%R(d)
2. The Class A-2 Note Factor before such Distribution Date           91.53%R(d)
3. The Certificate Class Pool Factor before such Distribution Date   92.31%R(d)


 4.The Class A-1 Note Factor after such Distribution Date           102.80%R(d)
 5.The Class A-2 Note Factor after such Distribution Date            92.53%R(d)
 6.The Certificate Class Pool Factor after such Distribution Date    92.31%R(d)

R. Delinquent Contracts
1.       31-59 Days                         55                  609497.98R(C)

2.       60-89 Days                          0                       0.00R(C)

3.       90 or More Days                     0                       0.00R(C)

S. Liquidated Contracts
1. Total Liquidated Contracts                0                       0.00Z

2. Identity (Attach)

3. Liquidation Proceeds for the Due Period                              0.00Z

4. Liquidation Expenses for the Due Period                              0.00Z

5. Net Liquidation Proceeds for the Due Period                          0.00Z

6. Net Liquidation Losses for the Due Period                            0.00Z

T. Advances
1. Unreimbursed Advances Prior to Such Distribution Date                0.00Z

2. Amount paid to Servicer on such Distribution Date to reimburse Servicer
   for such unreimbursed Advances                                       0.00Z

3. Amount of Delinquent Interest for such Distribution Date

4. Amount of new Advances on such Distribution Date (if such amount is less than the amount of Delinquent Interest, attach the certificate required by
   Section 7.03 of the Sale and Servicing Agreement)                19332.14B

5. Total of unreimbursed Advances after new Advances on such Distribution Date
                                                                    19332.00F
U. Repurchased Contracts
1. Number of Contracts to be repurchased by the Seller pursuant to Section
7.08 of the Sale and Servicing Agreement                                0.00Z

2. Principal Amount of such Contracts                                   0.00Z

3. Related Repurchase Price of such Contracts                           0.00Z

V. Contracts
1. Number of Contracts as of beginning of Due Period                 9639.00B

2. Principal Balance of Contracts as of beginning of Due Period 119775316.91B

3. Number of Contracts as of end of Due Period                       9561.00B

4. Principal Balance of Contracts as of end of Due Period       117579097.83B

5. Prefunded Amount as of Beginning of Due Period                40224683.09G1

6. Prefunded Amount as of End of Due Period                      40224683.09F

W. Interest Reserve Account

1. Interest Reserve Amount as of previous Distribution Date        273876.53G2

2. Interest received into Interest Reserve Account                      0.00Z

3. Carrying Charges, if any, to be paid on upcoming Distribution    67808.76R(a)

4. Interest Reserve Amount as of Upcoming Distribution Date        206067.77F

X. Ratios
 1. Cumulative Loss Ratio
A.  The aggregate Net Liquidation Losses for all Contracts since the Cutoff
Date  through the end of the related Due Period.                        0.00Z

B. The sum of the Principal Balance of the Contracts as of the Cutoff Date plus the Principal Balance of any Subsequent Contracts as of the
related Subsequent Cutoff Date.                                 160000000.00B

C.  The Cumulative Loss Ratio for such Distribution Date ( the quotient of A.
divided by B., expressed as a percentage).                              0.00R(a)

 2. Average Delinquency Ratio for such Distribution Date

A.  The Delinquency Amount (the Principal Balance of all Contracts that were
delinquent 60 days or more as of the end of the Due Period).            0.00Z

B. The Delinquency Ratio computed by dividing (x) the Delinquency Amount during the immediately preceding Due Period by (y) the Principal
Balance of the Contracts as of the beginning of the related Due Period
for such Distribution Date.                                             0.00Z

C.  The Delinquency Ratio for the prior Distribution Date.              0.00Z

D.  The Delinquency Ratio for the second prior Distribution Date        0.00Z

E.  The Average Delinquency Ratio (the arithmetic average of B.         0.00Z

 3. Average Loss Ratio for such Distribution Date

A.  Net Liquidation Losses                                              0.00Z

B. The Loss Ratio (the fraction derived by dividing (x) Net Liquidation Losses for all Contracts that became Liquidated Contracts during the immediately preceding Due Period multiplied by twelve by (y) the outstanding Principal
 Balances of all Contracts as of the beginning of the Due Period) for such
 Distribution Date                                                      0.00Z

C.  The Loss Ratio for the prior Distribution Date.                     0.00Z

D.  The Loss Ratio for the second prior Distribution Date.              0.00Z

E.  The Average Loss Ratio (the arithmetic average of B. through        0.00Z

 4. Computation of Reserve Fund Trigger Events:

A.  Average Delinquency Ratio (if Average Delinquency Ratio >or= (i)
2.50 with repsect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 3.00 with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to , and inclusive of, the second anniversary of the Closing Date, or (iii) 3.50 for any distribution occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv)
4.00 for any Distribution Date following the third anniversary date
of the Closing Date.                                                    0.00Z

B.  Average Loss Ratio (if Average Loss Ratio >or= (i) 2.75 with respect to any Distribution Date which occurs within the period from the Closing
Date to, and inclusive of, the eighteen months following the Closing date or (ii) 3.25 with respect to any Distribution Date which occurs
folowing the eighteen month period following the Closing Date           0.00Z

C.  Cumulative Loss Ratio (if Cumulative Loss Ratio >or=  (i) .75
with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 1.50 with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to, and inclusive of, the second anniversary of the Closing Date, (iii) 2.00 for any Distribution Date which occurs within the period from the day afteer the second anniversary of the Closing Date to, and inclusive of, the third anniversary of
the Closing Date, or (iv) 2.50 following the third anniversary          0.00Z


                  Liquidated Contracts:
                                        PrincipalInterest
                           0.00     0.00     0.00           0.00
                                             0.00           0.00
                                             0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                           0.00     0.00     0.00           0.00
                                             0.00           0.00
                                                                        0.00B,Z