Form 10-K
period 1999-12-31
HARLEY DAVIDSON CREDIT CORP
filed 2000-04-03
CIK 1033232

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K



                      Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1999

______________________ or

[    ] Transition Report Pursuant to Section 13 or  15d of the Securities
       Exchange Act of 1934      [Fee Required]
For the transition period from _____________  to ________

Commission file Number 333-21793

     Harley-Davidson Eaglemark Motorcycle Trusts
     (as Issuer of the Securities)
     Harley-Davidson Credit Corp.
     (as sponsor of the Trusts)
(Exact name of registrant as specified in its charter)

     Nevada                         88-0292891
(State or other jurisdiction     (I.R.S. Employer
of incorporation or organization) Identification No.)

4150 Technology Way
Carson City, Nevada                                89706

(Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code:(702)885-1200

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were 101 participants in the DTC system holding positions in the Cede Certificates as of December 31, 1999.
     The following were Noteholders and Certificateholders of record as of the end of the reporting year.
     Harley-Davidson Eaglemark Motorcycle Trust:
     Series 1999-1 Class A-1     Cede & Co.  100%
     Series 1999-1 Class A-2     Cede & Co.  100%
     Series 1999-1 Certificates  Cede & Co.
     Series 1999-1 Certificates  Eaglemark Customer Funding Corp. IV
     Series 1999-2 Class A-1     Cede & Co.  100%
     Series 1999-2 Class A-2     Cede & Co.  100%
     Series 1999-2 Certificates  Cede & Co.
     Series 1999-2 Certificates  Eaglemark Customer Funding Corp. IV
     Series 1999-3 Class A-1     Cede & Co.  100%
     Series 1999-3 Class A-2     Cede & Co.  100%
     Series 1999-3 Certificates  Cede & Co.
     Series 1999-3 Certificates  Eaglemark Customer Funding Corp. IV

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

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                                                   (3) Amount at original
                      (2)Name and                  issuance and nature of
                      Address of                   beneficial ow(4) Percent
(1) Title of Class    Beneficial Holder            (in thousandsof Class

Eaglemark Series      Bank of New York (The)       22,000,000.00   17.32%
1999-1 Class A-1      925 Patterson  Plank Road
                      Secaucus, NJ 07094

Eaglemark Series      Bankers Trust Company         3,050,000.00    2.40%
1999 -1 Class A-1     648 Grassmere Park Drive
                      Nashville, TN 37211

Eaglemark Series      Bank One Trust Company, N.A.  4,850,000.00    3.82%
1999-1 Class A-1      30 West Spring Street
                      Columbus, OH    43266-0581

Eaglemark Series      Boston Safe Deposit           7,550,000.00    5.94%
1999 -1 Class A-1      and Trust Company
                      c/o Mellon Bank N.A.
                      Three Mellon Center
                      Room 153-3015
                      Pittsburgh, PA  15259

Eaglemark Series      Chase Manhattan Bank         46,650,000.00   36.73%
1999-1 Class A-1      4 New York Plaza
                      Proxy Dept. 13th Floor
                      New York, NY 10004

Eaglemark Series      Chase Manhattan Bank, Trust     150,000.00    0.12%
1999-1 Class A-1      4 New York Plaza
                      Proxy Dept. 13th Floor
                      New York, NY 10004

Eaglemark Series      Citibank, N.A.                  525,000.00    0.41%
1999-1 Class A-1      P.O. Box 30576
                      Tampa, FL 33630

Eaglemark Series      Firststar Bank, N.A.          1,000,000.00    0.79%
1999-1 Class A-1      777 E Wisconsin Ave
                      Milwaukee, WI 53202

Eaglemark Series      Fleet National Bank             150,000.00    0.12%
1999-1 Class A-1      Fleet Services Corp   2nd Floor
                      Rochester, NY  14638

Eaglemark Series      Northern Trust Company (The)  2,175,000.00    1.71%
1999-1 Class A-1      801 S Canal
                      Chicago, IL 60607

Eaglemark Series      PNC Bank, National Associatio   775,000.00    0.61%
1999-1 Class A-1      1600 Market Street  29th Floor
                      Philadelphia, PA   19103

Eaglemark Series      State Street Bank and Trust  37,800,000.00   29.76%
1999-1 Class A-1      Global Corporate Action Unit
                      - JAB 5NW
                      1776 Heritage Drive
                      No. Quincy, MA  02171

Eaglemark Series      Wachovia Bank, N.A.             325,000.00    0.26%
1999-1 Class A-1      100 N. Main Street 37121
                      Winston-Salem, NC  27150

Eaglemark Series      Bank of New York (The)        2,880,000.00    5.12%
1999-1 Class A-2      925 Patterson Road
                      Secaucus, NJ 07094

Eaglemark Series      Bankers Trust Company         8,340,000.00   14.81%
1999-1 Class A-2      648 Grassmere Park Drive
                      Nashville, TN 37211

Eaglemark Series      Bank One Trust Company NA       260,000.00    0.46%
1999-1 Class A-2      1900 Polaris Pky
                      Columbus, OH  43240

Eaglemark Series      Boston Safe Deposit          12,290,000.00   21.83%
1999-1 Class A-2       and Trust Company
                      c/o Mellon Bank N.A.
                      Three Mellon Center
                      Room 153-3015
                      Pittsburgh, PA  15259

Eaglemark Series      Chase Manhattan Bank          3,010,000.00    5.35%
1999-1 Class A-2      4 New York Plaza
                      Proxy Dept. 13th Floor
                      New York, NY 10004

Eaglemark Series      Citibank, N.A.                1,155,000.00    2.05%
1999-1 Class A-2      P.O. Box 30576
                      Tampa, FL 33630-3576

Eaglemark Series      Compass Bank/Trust Division      95,000.00    0.17%
1999-1 Class A-2      15 South 20th Street
                      7th Floor, Trust Division
                      Birmingham, AL  35233

Eaglemark Series      First Union National Bank       125,000.00    0.22%
1999-1 Class A-2      201 S. College St
                      NC - 1151
                      Charlotte, NA 28288

Eaglemark Series      LaSalle National Bank            95,000.00    0.17%
1999-1 Class A-2      c/o ADP Proxy Services

Eaglemark Series      M&I Marshall & Ilsley Bank      150,000.00    0.27%
1999-1 Class A-2      1000 North Water Street
                      P.O. Box  2977
                      Milwaukee, WI  53202

Eaglemark Series      Morgan Stanley & Company Inco   250,000.00    0.44%
1999-1 Class A-2      One Pierrepont Plaza, 7th Floor
                      Brooklyn, NY  11201

Eaglemark Series      Northern Trust Company (The)  2,200,000.00    3.91%
1999-1 Class A-2      801 S Canal
                      Chicago, IL 60607

Eaglemark Series      SSB - Trust Custody           4,300,000.00    7.64%
1999-1 Class A-2      225 Franklin Street, M4
                      Boston, MA 02110

Eaglemark Series      State Street Bank and Trust  20,620,000.00   36.63%
1999-1 Class A-2      Global Corporate Action Unit
                      JAB 5NW
                      1776 Heritage Drive
                      No. Quincy, MA  02171

Eaglemark Series      Trustmark National Bank         235,000.00    0.42%
1999-1 Class A-2      c/o ADP Proxy Services
                      51 Mercedes Way
                      Edgewood, NY  11717

Eaglemark Series      U.S. Bank National Associatio   295,000.00    0.52%
1999-1 Class A-2      601 Second Avenue South
                      Minneapolis, MN  55402

Eaglemark Series      Bankers Trust Company           700,000.00    6.04%
1999-1 Certificate    c/o BT Services Tennessee Inc.
                      648 Grassmere Park Drive
                      Nashville, TN  37211

Eaglemark Series      Citibank, N.A.               10,883,000.00   93.96%
1999-1 Certificate    P.O. Box 30576
                      Tampa, FL  33630-3576

Eaglemark Series      Bank of New York (The)       30,000,000.00   22.56%
1999-2 Class A-1      925 Patterson Plank Road
                      Secaucus, NJ 07094

Eaglemark Series      Bankers Trust Company         4,975,000.00    3.74%
1999-2 Class A-1      648 Grassmere Park Drive
                      Nashville, TN 37211

Eaglemark Series      Boston Safe Deposit          46,350,000.00   34.85%
1999-2 Class A-1       and Trust Company
                      c/o Mellon Bank N.A.
                      Three Mellon Center
                      Room 153-3015
                      Pittsburgh, PA  15259

Eaglemark Series      Chase Manhattan Bank         31,600,000.00   23.76%
1999-2 Class A-1      4 New York Plaza
                      Proxy Dept. 13th Floor
                      New York, NY 10004

Eaglemark Series      Citibank, N.A.                  500,000.00    0.38%
1999-2 Class A-1      P.O. Box 30576
                      Tampa, FL  33630-3576

Eaglemark Series      HSBC Bank USA                   975,000.00    0.73%
1999-2 Class A-1      One Hanson Place, Lower Level
                      Brooklyn, NY  11243

Eaglemark Series      Northern Trust Company (The)    375,000.00    0.28%
1999-2 Class A-1      801 S Canal
                      Chicago, IL 60607

Eaglemark Series      SSB - Custodian              17,950,000.00   13.50%
1999-2 Class A-1      Global Corp. Action Dept.
                      JAB5W
                      1776 Heritage Drive
                      No. Quincy, MA 02171

Eaglemark Series      Wachovia Bank, NA               275,000.00    0.21%
1999-2 Class A-1      100 N Main Street
                      Winston-Salem, NC 27150

Eaglemark Series      Bankers Trust Company           650,000.00    1.09%
1999-2 Class A-2      648 Grassmere Park Drive
                      Nashville, TN 37211

Eaglemark Series      Bank One Trust Company NA    10,000,000.00   16.75%
1999-2 Class A-2      1900 Polaris Pky
                      Columbus, OH  43240

Eaglemark Series      Boston Safe Deposit          20,875,000.00   34.97%
1999-2 Class A-2       and Trust Company
                      c/o Mellon Bank N.A.
                      Three Mellon Center
                      Room 153-3015
                      Pittsburgh, PA 15259

Eaglemark Series      Chase Manhattan Bank          1,100,000.00    1.84%
1999-2 Class A-2      4 New York Plaza
                      Proxy Dept. 13th Floor
                      New York, NY 10004

Eaglemark Series      Citibank, N.A.               23,900,000.00   40.03%
1999-2 Class A-2      P.O. Box 30576
                      Tampa, FL 33630-3576

Eaglemark Series      Northern Trust Company (The)  1,600,000.00    2.68%
1999-2 Class A-2      801 S Canal
                      Chicago, IL 60607

Eaglemark Series      State Street Bank & Trust     1,025,000.00    1.72%
1999-2 Class A-2      Global Corp. Action Dept.
                      JAB5NW
                      1776 Heritage Dr.
                      No. Quincy, MA  02171

Eaglemark Series      Union Bank of California        550,000.00    0.92%
1999-2 Class A-2      P.O. Box 109
                      San Diego, CA  92112-4103

Eaglemark Series      Bankers Trust Company         3,677,000.00   30.20%
1999-2 Certificate    648 Grassmere Park Drive
                      Nashville, TN 37211

Eaglemark Series      Bank One Trust Company, N.A.  4,000,000.00   32.85%
1999-2 Certificate    1900 Polaris PKY
                      Columbus, OH  43240

Eaglemark Series      Chase Manhattan Bank          4,500,000.00   36.95%
1999-2 Certificate    4 New York Plaza
                      Proxy Dept. 13th Floor
                      New York, NY 10004

Eaglemark Series      Bank of New York (The)       10,300,000.00    9.20%
1999-3 Class A-1      925 Patterson Plank Road
                      Secaucus, NJ 07094

Eaglemark Series      Bankers Trust Company         4,125,000.00    3.68%
1999-3 Class A-1      648 Grassmere Park Drive
                      Nashville, TN 37211

Eaglemark Series      Boston Safe Deposit          18,750,000.00   16.74%
1999-3 Class A-1       and Trust Company
                      c/o Mellon Bank N.A.
                      Three Mellon Center
                      Room 153-3015
                      Pittsburgh, PA 15259

Eaglemark Series      Chase Manhattan Bank         51,800,000.00   46.25%
1999-3 Class A-1      4 New York Plaza
                      Proxy Dept. 13th Floor
                      New York, NY 10004

Eaglemark Series      Chase Manhattan Bank, Trust     325,000.00    0.29%
1999-3 Class A-1      4 New York Plaza
                      Proxy Dept. 13th Floor
                      New York, NY 10004

Eaglemark Series      First Union National Bank     1,000,000.00    0.89%
1999-3 Class A-1      201 S. College Street
                      Charlotte, NC 28288

Eaglemark Series      Northern Trust Company (The)  4,725,000.00    4.22%
1999-3 Class A-1      801 S Canal
                      Chicago, IL 60607

Eaglemark Series      State Street Bank and Trust  20,700,000.00   18.48%
1999-3 Class A-1      Global Corp. Action Dept.
                      JAB5NW
                      1776 Heritage Drive
                      No. Quincy, MA  02171

Eaglemark Series      Wachovia Bank, NA               275,000.00    0.25%
1999-3 Class A-1      100 N Main Street
                      Winston-Salem, NC 27150

Eaglemark Series      Bank One, Oklahoma, N.A.      1,000,000.00    1.90%
1999-3 Class A-2      100 N. Broadway  6th  Floor
                      Oklahoma City  73102

Eaglemark Series      Boston Safe Deposit and Trust 30,000,000.00   57.14%
1999-3 Class A-2      c/o Mellon Bank, N.A.
                      Three Mellon Bank Center,
                      Room 153 - 3015
                      Pittsburgh, PA  15259

Eaglemark Series      Bankers Trust Company/Banc One 6,000,000.00   11.43%
1999-3 Class A-2      16 Wall Street, 5th Floor
                      New York, NY  10005

Eaglemark Series      Chase Manhattan Bank         12,000,000.00   22.86%
1999-3 Class A-2      4 New York Plaza  13th Floor
                      New York, NY  10004

Eaglemark Series      Goldman, Sachs & Co.          2,000,000.00    3.81%
1999-3 Class A-2      1 New York Plaza  45th Floor
                      New York, NY  10004

Eaglemark Series      State Street Bank and Trust   1,500,000.00    2.86%
1999-3 Class A-2      Global Corp. Action Dept.
                      JAB5NW
                      1776 Heritage Drive
                      No. Quincy, MA  02171

Eaglemark Series      Bank of New York (The)        3,395,000.00   32.66%
1999-3 Certificate    925 Patterson Plank Road
                      Secaucus, NJ 07094

Eaglemark Series      Bankers Trust Company         3,000,000.00   28.86%
1999-3 Certificate    648 Grassmere Park Drive
                      Nashville, TN 37211

Eaglemark Series      The Bank of New York/         4,000,000.00   38.48%
1999-3 Certificate    First Union
                      Dealer Clearance
                      16 Wall Street, 5th Floor
                      New York, NY  10005



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

     (b)   Reports on Form 8-K
     The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated May 15, 1999 June 15, 1999, July 15, 1999, August 17, 1999, September 15, 1999
     October 15, 1999, November 16, 1999 and December 15, 1999.

     (c)    See (a) 3 above

     (d)    Not Applicable



                      SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Harley-Davidson Eaglemark Motorcycle Trusts
     Harley-Davidson Credit Corp.
     (as sponsor of the Trusts)

     By:  /s/  Michael Sulentic
            Vice President and Chief Financial Officer


Date:         03/28/00


                      EXHIBIT INDEX
     Exhibit Number   Description
     99.1             Annual Summary Statement
     99.2             Annual Statement of Compliance
     99.3             Report of Independent Accountants

       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1999

     Harley-Davidson Eaglemark Motorcyle Trust 1999-1
     Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                    149,306,747.84
     Principal        Collections     44,530,252.60
     Interest         Collections     14,511,212.25
     Liquidation      Proceeds           460,247.59
     Realized         Losses             752,312.22
     Servicer         Fees             1,085,069.74
     Trustee          Fees                10,698.71
     Class A-1        Balance         81,306,747.84
     Class A-2        Balance         56,300,000.00
     Certificate      Balance         11,700,000.00
     Class A -1       Principal       45,693,252.16
     Class A-2        Principal                0.00
     Certificate      Principal                0.00
     Class A -1       Interest         3,720,878.90
     Class A-2        Interest         2,063,207.33
     Certificate      Interest           521,199.25
     30 Delinquent %                           0.01
     60 Delinquent %                           0.00
     90 Delinquent %                           0.00



     Harley-Davidson Eaglemark Motorcyle Trust 1999-2
     Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                    179,117,949.91
     Principal        Collections     25,685,467.39
     Interest         Collections      8,827,701.58
     Liquidation      Proceeds            52,660.97
     Realized         Losses             152,215.33
     Servicer         Fees               877,983.17
     Trustee          Fees                 8,670.68
     Class A-1        Balance        107,118,063.67
     Class A-2        Balance         59,700,000.00
     Certificate      Balance         12,300,000.00
     Class A -1       Principal       25,881,936.33
     Class A-2        Principal                0.00
     Certificate      Principal                0.00
     Class A -1       Interest         2,722,122.56
     Class A-2        Interest         1,426,763.67
     Certificate      Interest           337,020.00
     30 Delinquent %                           0.01
     60 Delinquent %                           0.00
     90 Delinquent %                           0.00

     Foreclosure %               NA
     Harley-Davidson Eaglemark Motorcyle Trust 1999-3
     Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                    171,234,646.12
     Principal        Collections      3,765,353.88
     Interest         Collections      1,228,878.07
     Liquidation      Proceeds                 0.00
     Realized         Losses                   0.00
     Servicer         Fees               106,203.14
     Trustee          Fees                 1,312.50
     Class A-1        Balance        108,234,646.12
     Class A-2        Balance         52,500,000.00
     Certificate      Balance         10,500,000.00
     Class A -1       Principal        3,765,353.88
     Class A-2        Principal                0.00
     Certificate      Principal                0.00
     Class A -1       Interest           541,831.11
     Class A-2        Interest           267,458.33
     Certificate      Interest            60,515.00
     30 Delinquent %                           0.00
     60 Delinquent %                           0.00
     90 Delinquent %                           0.00


       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

     Re: Certificate required by Section 9.05 of the Sale and Servicing Agreement by and among Eaglemark Customer
     Funding Corporation-IV, as Trust Depositor, Harley-Davidson Credit Corp. as Servicer, and Harris Trust and Savings Bank, as Indenture Trustee for Harley-Davidson Eaglemark Motorcycle Trust - 1999-1

To the Trustees, the Placement Agent and the Rating Agencies:

Please be advised that under the supervision of the undersigned officer, the Servicer has made a review of its activities during the prior calendar year and of its performance under the Sale and Servicing Agreement. To such officer's knowledge, based on such review the Servicer has fully performed all its obligations under this Sale and Servicing Agreement.

                      HARLEY-DAVIDSON CREDIT CORP.
                      as Servicer



                      By: /s/ Perry A. Glassgow
                              Perry A. Glassgow
                              Vice President

     Re: Certificate required by Section 9.05 of the Sale and Servicing Agreement by and among Eaglemark Customer
     Funding Corporation-IV, as Trust Depositor, Harley-Davidson Credit Corp. as Servicer, and Harris Trust and Savings Bank, as Indenture Trustee for Harley-Davidson Eaglemark Motorcycle Trust - 1999-2

To the Trustees, the Placement Agent and the Rating Agencies:

Please be advised that under the supervision of the undersigned officer, the Servicer has made a review of its activities during the prior calendar year and of its performance under the Sale and Servicing Agreement. To such officer's knowledge, based on such review the Servicer has fully performed all its obligations under this Sale and Servicing Agreement.

                      HARLEY-DAVIDSON CREDIT CORP.
                      as Servicer



                      By: /s/ Perry A. Glassgow
                              Perry A. Glassgow
                              Vice President

     Re: Certificate required by Section 9.05 of the Sale and Servicing Agreement by and among Eaglemark Customer
     Funding Corporation-IV, as Trust Depositor, Harley-Davidson Credit Corp. as Servicer, and Harris Trust and Savings Bank, as Indenture Trustee for Harley-Davidson Eaglemark Motorcycle Trust - 1999-3

To the Trustees, the Placement Agent and the Rating Agencies:

Please be advised that under the supervision of the undersigned officer, the Servicer has made a review of its activities during the prior calendar year and of its performance under the Sale and Servicing Agreement. To such officer's knowledge, based on such review the Servicer has fully performed all its obligations under this Sale and Servicing Agreement.

                      HARLEY-DAVIDSON CREDIT CORP.
                      as Servicer



                      By: /s/ Perry A. Glassgow
                              Perry A. Glassgow
                              Vice President

       EXHIBIT 99.3 -- Report of the Independent Auditors

(X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301

Independent Auditors' Report on Compliance


To the Board of Directors of Harley-Davidson Credit Corp.


We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Eaglemark Financial Services, Inc. (the Company) and subsidiaries as of December 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended, and have issued our report thereon dated January 15, 1999.

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

This report is intended solely for the use of Company, Harley-Davidson Credit Corp., and the parties named within the Servicing Agreements and should not be used for any other purpose.


Ernst & Young

              01/15/99








EXHITBIT A
Securitization Trusts as of December 31, 1999

Harley-Davidson Eaglemark Motorcycle Trust 1999-3 - Sale and
     Servicing Agreement dated November 1, 1999
Harley-Davidson Eaglemark Motorcycle Trust 1999-2 - Sale and
     Servicing Agreement dated July 1, 1999
Harley-Davidson Eaglemark Motorcycle Trust 1999-1- Sale and
     Servicing Agreement dated  April 1, 1999

Harley-Davidson Eaglemark Motorcycle Trust 1998-3 - Sale and
     Servicing Agreement dated November 1, 1998
Harley-Davidson Eaglemark Motorcycle Trust 1998-2 - Sale and
     Servicing Agreement dated July 1, 1998
Harley-Davidson Eaglemark Motorcycle Trust 1998-1- Sale and
     Servicing Agreement dated  April 1, 1998

Harley-Davidson Eaglemark Owner Trust 1997-3 - Sale and
     Servicing Agreement dated October 1, 1997
Eaglemark Trust 1997-2 - Pooling and Servicing Agreement
     dated July 1, 1997
Eaglemark Trust 1997-1 - Pooling and Servicing Agreement dated April 1, 1997

Harley-Davidson Eaglemark Owner Trust 1996-3 - Sale and
     Servicing Agreement dated October1, 1996
Eaglemark Trust 1996-2 - Pooling and Servicing Agreement
     dated June 7, 1996
Eaglemark Trust 1996-1 - Pooling and Servicing Agreement dated February 23, 1996

Eaglemark Trust 1995-B - Pooling and Servicing Agreement
     dated November 15, 1995
Eaglemark Trust 1995-A - Pooling and Servicing Agreement dated September 7, 1995


(X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301


Independent Accountant's Report on Applying Agreed-Upon Procedures


To the Board of Directors of Harley-Davidson Credit Corp.,
 Harris Trust and Savings Bank, and
 Wilmington Trust Company:


We have performed the procedures enumerated below, which were agreed to by Harley-Davidson Credit Corp., Inc.(the Company), the Servicer of Harley-Davidson Eaglemark Motorcycle Trust 1999-1 (the Trust), Harris Trust and Savings Bank (Harris), the Indenture Trustee of the Trust, and Wilmington Trust Company (Wilmington), the Owner Trustee of the Trust, with respect to certain servicing records of the Company, solely to assist Harris and Wilmington in determining whether the Company has complied with certain servicing and reporting requirements of the Sale and Servicing Agreement dated April 1, 1999 (the Agreement), pertaining to the Trust. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of the procedures is solely the responsibility of the Company, Harris, and Wilmington. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.


1. For the randomly selected month of November 1999, we obtained from the Company's financial management a copy of the Monthly Report dated December 15, 1999, which is attached as Exhibit A (Monthly Report). We also obtained from the Company's financial management a copy of the October Monthly Report dated November 15, 1999 (Prior Monthly Report) and the September Monthly Report dated Ocotober 15, 1999 (Second Prior Monthly Report).

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

C Compared the amount to a copy of the Harris Trust Department December 1999 collection account bank statement provided by the Company's financial management and found such amount to be in agreement.

D    Compared the amount to a copy of the Harris Trust Department
     November 1999 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

E Compared the amount to a copy of the Harris Trust Department November 1999 collection account bank statement provided by the Company's financial management and found such amount to be in agreement.

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


Ernst & Young LLP

                                           03/07/00

Harley-Davidson Eaglemark Motorcycle Trust 1999-1
$127,000,000 5.25% Harley-Davidson Motorcycle Contract Backed Notes, Class A-1 $56,300,000 5.52% Harley-Davidson Motorcycle Contract Backed Notes, Class A-2 $11,700,000 6.71% Harley-Davidson Motorcycle Contract Backed Certificates Monthly Report

For the Distribution Date                      December 15, 1999



A.   Calculation of the Monthly Principal          Tickmarks
1. A. Principal Balance of the Contracts as of the first day of the Due Period preceding the Due Period in which the Payment Date Occurs, plus
                                                                54,256,543.3B

     B.  Prefunded Amount on such day referred to in 1.A above          0.00Z

     Sum of 1.A and 1.B                                        154,256,543.3F

2. A.  Principal Balance of the Contracts as of the first day of the Due Period
      in which the Payment Date occurs, plus                   149,306,747.8B

     B.  Pre-Funded Amount as of the first day of the Due Period in which such
      Payment Date occurs, plus                                          0.00Z

     C.  The Special Mandatory Redemption Amounts, if any, paid during
such Due Period or payable on such Payment Date                          0.00Z

     Sum of 2.A, 2.B, and 2.C                                   149,306,747.8F


B.   Calculation of Principal Distributable Amount (as defined in Article I
of the Sale and Servicing Agreement), (from A, 1 minus 2       4,949,795.53R(a)

C.   Calculation of Available Interest (as defined in Article I of the Sale
and Servicing Agreement)                                         1,668,267.88B

D.   Calculation of Note Monthly Principal Distributable Amount

 1.  Note Percentage for such Distribution Date

a.   For each Distribution Date to but excluding the Distribution Date
on which the prin amount of the Class A-1 Notes is                  100.00%SSA

b . On the Distribution Date on which the principal amount of the Class A-1 Notes is reduced to zero, 100 until the principal amount of the Class
A-2 Notes has been reduced to zero                                 100.00%SSA

c.   After the principal amount of the Class A-2 Notes have been reduced
     to zero                                                         0.00%SSA

 2.  Principal Distributable Amount (from B)                  4,949,795.53R(a)

 3.  Note Monthly Principal Distributable Amount

a.   Class A-1 Notes (D. 1(a) multiplied by D.2 until
     of Class A-1 NotesPrincipal Balance is zero)            4,949,795.53R(a)

b.   Class A-2 Notes (D. 1(a) multiplied by D.2 until
     of Class A-2 NotesPrincipal Balance is zero)           0.00R(a)

c.   Note Principal Carryover Shortfall                     0.00A1

d.   Special Mandatory Redemption Amounts (from Pre-Funding
Account as defined in Article I of the Sale and Ser         0.00Z

e.   Note Monthly Principal Distributable Amount    4,949,795.53F
     3 (a), 3 (b) and 3 (c)

E.   Calculation of Note Monthly Interest Distributable Amount
 1.  Class A-1 Interest Rate                               5.25%SSA

 2.  Class A-2 Interest Rate                               5.52%SSA

3.One-twelfth of the Class A-1 Interest Rate time the Class A-1 Note Balance from and including the fifteenth day of the month based on a 360-day year of 12 months and 30 days each (or from and including the Closing
Date with respect to the first Distribution Date) to but excluding the
fifteenth day of the month of the current Distribution date   377,372.38R(a)

 4. One-twelfth of the Class A-2 Interest Rate time the Class A-2 Note Balance from and including the fifteenth day of the month based on a 360-day year of 12 months and 30 days each (or from and including the Closing
Date with respect to the first Distribution Date) to but excluding the
fifteenth day of the month of the current Distribution         258,980.00R(a)

 5.  Interest Carryover Shortfall for such Distribution Date      0.00Z

 6.  Note Monthly Interest Distributable Amount (the sume of items 3,
     4, 5)                                            636,352.38F

F. Calculation of Note Monthly Distributable Amou 5,586,147.91R(a) plus E.6.)

F1. The remaining Class A-1 Certificate Balance after giving effect to the Distribution of Monthly Principal on such Distributin date
                                                         81,306,747.84R(a)

F2. The remaining Class A-2 Certificate Balance after giving effect to the distribution of Monthly Principal on such Distribution Date
                                                        56,300,000.00R(a)

G.   Calculation of Certificate Principal Distributable Amount

 1.  Certificate Balance                           11,700,000.00B

 2.  Available Principal                                    0.00Z

 3.  Certificate Percentage for each respective Distribution Date

a.   for each Distribution Date to but excluding the Distribution Date
on which the Prin Amount of the Class A-2 Notes is         0.00%SSA


b. on any Distribution Date to but excluding the Distribution Date on which the Principal Amount of the Class A-2 Notes is reduced to zero
                                                                    0.00%SSA

c.   thereafter                                          100.00%SSA

4(a) Available Principal multiplied by the Certificate Percentage for such
     Distribution Date                                      0.00R(a)

(b)  Certificate Principal Carryover Shortfall for such Distribution Date
                                                            0.00Z
 5.  Certificate Principal Distributable Amount (the sum of 4. (a) and 4. (b))
                                                            0.00F
H.   Calculation of Certificate Interest Distributable Amount
 1.  Certificate Pass-Through Rate                         6.71%SSA

2(a).One-twelfth of the Cert. Pass-Through Rate times the Certificate Balance On the immediately proceding Distribution Date, after giving effect to all payments of principal to the Certificateholders and such preceding Distribution Date on the original Principal Amount of the Certificates) based on a 360-day year of 12 months and 30 days each 65,422.50R(a)

2(b).Certificate Interest Carryover Shortfall for such distribution date
                                                                0.00A1

 3.  Certificate Interest Distributable Amount (sum 2.(a) and 2.(b))
                                                                  65,422.50F

I.   Calculation of Certificate Distributable Amount (sum of G.5 and H.3)
                                                       65,422.50R(a)
J.   Fees
1. The Monthly Servicing Fee for such Payment Date (1/12 of the product of 1 and the Principal Balance of the Contracts as of the beginning of the
related Due Period)                                   128,547.12R(a)

2.   Late Payment Fees for such Distribution Date           0.00Z

3.   Extension Fees for such Distribution Date              0.00Z

4.   Other Fees                                             0.00Z

5. The Trustee Fee for such Payment Date excluding expense component (1/12 of the product of .009 and the Principal Balance of the Contracts as of the beginning of the related Due Period and Pre-Funded Amount as of the beginning of such Period; provided however, in no event shall such fee be less than 200.00 per month
                                                             1,156.92R(a)

K.   Calculation of the Available Funds for Such Payment Date
1.   The amount of funds deposited into the Collection Account pursuant to
Section 5.05 (b) of the Sale and Servicing Agreement with respect to the related Due Period

a.  All amounts received by the Servicer with respect to the Contracts:
(i)  Principal                                      4,624,765.55B

(ii) Interest & Fees                                1,668,267.88B


b.  All Net Liquidation Proceeds                      120,273.99B

c. The aggregate of the Repurchase Prices for Contracts required to be repurchased by the Seller as described in Section 7.08 of the Sale
and Servicing Agreement                                     0.00Z

d.  All Advances made by Servicer pursuant to Section 7.03 (a)
of the Sale and Servicing Agreement                   150,428.15B,C

e. All amounts paid by the Seller in connection with an optional repurchase of the Contracts described in Section 7.10 of the Sale and Servicing
Agreement                                                   0.00Z

f. All amounts obtained from the Collateral Agent in respect of Carrying Charges to be deposited into the Collection Account on the upcoming Payment Date pursuant to Section 7.03(b) Sale and Servicing
Agreement                                                   0.00Z

g.  All amounts received in respect of interest, dividends, gains, income
and earnings on investments of funds in the Trust A    46,718.77D,E
contemplated in Section 5.05 (b) (vii) of the Sale and Servicing Agreement

h.  Total amount of funds deposited into the Collection Account pursuant
to Section 5.05 (b) (the sum of a. through g.)      6,610,454.34F

2. The amount of funds permitted to be withdrawn from the Collection Account pursuant to clasues (ii) through (iv) of Section 7.05 (a) of the Sale and Serviceing Agreement with respect to the related Due Period

a. Amounts to be withdrawn to reimburse the Servicer for Advances in accordance with Section 7.03 (a) of the Sale and Servicing
Agreement                                             143,907.56C

b.  Amounts to be paid to the Servicer in respect of the Monthly Servicing
Fee for the related Due Period                        128,547.12C

c.  Amounts to be paid to the Indenture Trustee in respect of the
Indenture Trustee's Fee for the related Due Period      1,156.92C


d.  Amounts to be paid related to Other Fees                0.00Z

e.  Other amounts required or authorized to be withdrawn from the
Collection Account pursuant to the Sale and Servicing Agreement
Specify               Excess Funds                    685,272.33C

f. Total amount of funds permitted to be withdrawn from the Collection Account pursuant to Section 7.05(a) of the Sale and Servicing Agreement with respect to the related Due Period (sum of a. through e.) 958,883.93F

3.   The Available Funds for such Distribution Date   5,651,570.41 R(a)

 4. The Available Funds otherwise distributable to the Certificateholders that will be distributed to the Noteholders on such Distribution Date
                                                                   0.00Z

L. The shortfall of Available Funds for such Payment Date to pay either the Note Distributable Amount or Certificate Distributable Amount
(the Available Funds for such Distribution Date minus the sum of the
Note Distributable Amount as set forth in F. and the
Certificate Distributable Amount as set forth in I.         0.00R(a)

M. The amount to be withdrawn from the Reserve Fund on such distribution Date to cover the Note Distributable Amount or the Certificate Distibutable
Amount for such Distribution Date, if no Shortfall,   145,718.34R(a)

N.   Interest Earnings on the Reserve Fund             18,134.31D

O.   1. The amount to be deposited in the Reserve Fund on such
     Payment Date                                           0.00Z

2. The amount on deposit in the Reserve Fund after giving effect to deposits and withdrawals therefrom on such Distr 3,856,413.58D

P. The Reserve Fund Requisite Amount for such distribution Date is
2.50 of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period plus 720,000 initial deposit set for the Certificate class, in the event a Reserve Fund Trigger Event occurs with respect to a Distribution Date and has not terminated for three
(3) consecutive Distribution Dates (inclusive) such amount shall be equal to
6.00 of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period a 3,856,413.58R(d)

Q.   The Pool Factor
1. The Class A-1 Note Factor before such Distributi       67.92%R(d)
2. The Class A-2 Note Factor before such Distributi      100.00%R(d)
3. The Certificate Class Pool Factor before such Di      100.00%R(d)


 4.  The Class A-1 Note Factor after such Distribut       64.02%R(d)
 5.  The Class A-2 Note Factor after such Distribut      100.00%R(d)
 6.  The Certificate Class Pool Factor after such D      100.00%R(d)

R.   Delinquent Contracts
1.         31-59 Days                           330 3,677,271.17R(c)

2.         60-89 Days                           112 1,370,480.74R(c)

3.         90 or More Days                       76   876,352.86R(c)

S.   Liquidated Contracts
1.   Total Liquidated Contracts                  32   339,542.63B

2.   Identity (Attach)

3.   Liquidation Proceeds for the Due Period          120,273.99B

4.   Liquidation Expenses for the Due Period                0.00Z

5.   Net Liquidation Proceeds for the Due Period      120,273.99F

6.   Net Liquidation Losses for the Due Period        219,268.64B

T.   Advances
1.   Unreimbursed Advances Prior to Such Distributi   143,907.56A1

2.   Amount paid to Servicer on such Distribution Date to reimburse Servicer
     for such unreimbursed Advances                   143,907.56A1

3.   Amount of Delinquent Interest for such Distribution date
                                                      150,428.15B

4. Amount of new Advances on such Distribution Date (if such amount is less than the amount of Delinquent Interest, attach the certificate required by
Section 7.03 of the Sale and Servicing Agreement)     150,428.15B

5. Total of unreimbursed Advances after new Advances on such Distribution Date
                                                      150,428.15F
U.   Repurchased Contracts
1.   Number of Contracts to be repurchased by the Seller pursuant to Section
7.08 of the Sale and Servicing Agreement                    0.00Z

2.   Principal Amount of such Contracts                     0.00Z

3.   Related Repurchase Price of such Contracts             0.00Z

V.   Contracts
1.   Number of Contracts as of beginning of Due Per    14,086.00B

2.   Principal Balance of Contracts as of beginning of Due Period
                                                        154,256,543.3B

3.   Number of Contracts as of end of Due Period       13,753.00B

4.   Principal Balance of Contracts as end of Due Period 149,306,747.8B

5.   Prefunded Amount as of Beginning of Due Period         0.00Z

6.   Prefunded Amount as of End of Due Period               0.00Z

W.   Interest Reserve Account

1.   Interest Reserve Amount as of previous Distribution Date  0.00Z

2.   Interest received into Interest Reserve Account          0.00Z

3.   Carrying Charges, if any, to be paid on upcoming Distribution Date
                                                              0.00Z
4.   Interest Reserve Amount as of Upcoming Distribution date 0.00Z

X.   Ratios
 1.   Cumulative Loss Ratio
A.  The aggregate Net Liquidation Losses for all Contracts since the Cutoff
Date  through the end of the related Due Period.      752,312.22B

B. The sum of the Principal Balance of the Contracts as of the Cutoff Date plus the Principal Balance of any Subsequent Contracts as of the
related Subsequent Cutoff Date.                    160,000,000.0B

C.  The Cumulative Loss Ratio for such Distribution Date ( the quotient of A.
        divided by B., expressed as a percentage).                  0.47R(a)

 2.   Average Delinquency Ratio for such Distribution Date

A. The Delinquency Amount (the Principal Balance of all Contracts that were delinquent 60 days or more as of the end of the Due Period) 2,246,833.60R(a)

B. The Delinquency Ratio computed by dividing (x) the Delinquency Amount during the immediately preceding Due Period by (y) the Principal
 Balance of the Contracts as of the beginning of the related Due Period
 for such Distribution Date.                                1.46R(a)

C.  The Delinquency Ratio for the prior Distribution Date    1.18A1

D.  The Delinquency Ratio for the second prior Distribution Date  1.06A2

E.  The Average Delinquency Ratio (the arithmetic average of B. through D.)
                                                            1.23R(a)
 3.   Average Loss Ratio for such Distribution Date

A.  Net Liquidation Losses                            219,268.64B

B. The Loss Ratio (the fraction derived by dividing (x) Net Liquidation Losses for all Contracts that became Liquidated Contracts during the immediately preceding Due Period multiplied by twelve by (y) the outstanding Principal Balances of all Contracts as of the beginning of the Due Period) for such
Distribution Date                                           1.71R(a)

C.  The Loss Ratio for the prior Distribution Date.         2.03A1

D.  The Loss Ratio for the second prior Distribution Date   1.07A2

E.  The Average Loss Ratio (the arithmetic average          1.60R(a)

 4.   Computation of Reserve Fund Trigger Events:

A.  Average Delinquency Ratio (if Average Delinquency Ratio >or= (i)
2.50 with repsect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 3.00 with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to , and inclusive of, the second anniversary of the Closing Date, or (iii) 3.50 for any distribution occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv)
4.00 for any Distribution Date following the third anniversary date
of the Closing Date.                                        1.23R(a)

B. Average Loss Ratio (if Average Loss Ratio >or= (i) 2.75 with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the eighteen months following the Closing date or (ii) 3.25 with respect to any Distribution Date which occurs folowing the eighteen month period following the Closing Date
                                                             1.60R(a)

C. Cumulative Loss Ratio (if Cumulative Loss Ratio >or= (i) .75 with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 1.50 with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to, and inclusive of, the second anniversary of the Closing Date, (iii) 2.00 for any Distribution Date which occurs within the period from the day afteer the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv) 2.50 following the third anniversary
                                                     0.47R(a)

     Liquidated Contracts:
                                 Principal         Interest
B    19990300113000   Guevara             14,891.65       415.27
B    19990300154195   Cohen                9,053.23       437.17
B          323301994Ralfsnider           4,950.58       352.24
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
B    19990200069337   Wylde               18,182.29         0.00
B    19990200082222   Knox                14,042.90         0.00
B    19990300112903   Beauchamp           14,440.99         0.00
B    19990100038458   Heinrich            15,207.04         0.00
B    19990500220233   Shook               17,054.45         0.00
B    19990500226447   Luckow               7,759.70         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
B    19981200031450   Moore                8,364.88       383.87
B    19981200032789   Danielson           17,870.30       907.67
B    19981200035410   Ragsdale            15,679.85     1,160.87
B    19990200063272   Moss                18,326.34     1,304.43
B    19990200073718   Vasquez              6,862.28       762.93
B    19990200084426   Ellenburg            9,256.93       836.86
B    19990200090291   Lowell               9,174.18       500.06
B    19990200100412   Rose                10,328.47       680.02
B    19990300104968   Clark                9,719.93       838.54
B    19990300118498   Fuller               2,823.03       259.99
B    19990300119941   Lacomb               9,717.49       637.64
B    19990300138636   Amico               13,289.00     1,389.92
B    19990300155391   Manning             10,643.16       751.90
B    200061802        Morales              6,121.40       149.76
B    419094784        Vandenburg           3,230.83       142.03
B    633728787        Hayes                2,911.89       240.37
B    19990400173318   Schmeler            11,449.03       745.28
B    19990100053688   Farris              13,461.40     1,234.07
B    19990200091653   Anderson             3,969.93       260.04
B    19990300127720   Manduzio             4,663.19       528.33
B    19990300136242   Johnson                 46.42         1.60
B    376380481        Deluca Jr            4,561.56       323.45
B    19990400184117   Mazochia            16,244.00         0.00
                                         324,298.32    15,244.31
                                 F                 F            339,542.6B


(X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301


Independent Accountant's Report on Applying Agreed-Upon Procedures


To the Board of Directors of Harley-Davidson Credit Corp.,
 Harris Trust and Savings Bank, and
 Wilmington Trust Company:


We have performed the procedures enumerated below, which were agreed to by Harley-Davidson Credit Corp. (the Company), the Servicer of Harley-Davidson Eaglemark Motorcycle Trust 1999-2 (the Trust), Harris
Trust and Savings Bank (Harris), the Indenture Trustee of the Trust, and Wilmington Trust Company (Wilmington), the Owner Trustee of the Trust, with respect to certain servicing records of the Company, solely to assist Harris and Wilmington in determining whether the Company has complied with certain servicing and reporting requirements of the Sale and Servicing Agreement dated July 1, 1999 (the Agreement), pertaining to the Trust. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of the procedures is solely the responsibility of the Company, Harris, and Wilmington. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.


1. For the randomly selected month of November 1999, we obtained from the Company's financial management a copy of the Monthly Report dated December 15, 1999, which is attached as Exhibit A (Monthly Report). We also obtained from the Company's financial management a copy of the October Monthly Report dated November 15, 1999 (Prior Monthly Report) and the September Monthly Report dated October 15, 1999 (Second Prior Monthly Report).

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

C Compared the amount to a copy of the Harris Trust Department December 1999 collection account bank statement provided by the Company's financial management and found such amount to be in agreement.

D    Compared the amount to a copy of the Harris Trust Department
     November 1999 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

E Compared the amount to a copy of the Harris Trust Department November 1999 collection account bank statement provided by the Company's financial management and found such amount to be in agreement.

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

R(x) Recomputed amout based on applicable amounts shown in the Company's accounting records, noting the amount shown is overstated by $70.00. The amount per the monthly report was $694,274.99, while the amount computed from the Company's accounting records was $694,194.99.

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


Ernst & Young LLP

                                                        03/07/00


Harley-Davidson Eaglemark Motorcycle Trust 1999-2
$133,000,000 5.84% Harley-Davidson Motorcycle Contract Backed Notes, Class A-1 $59,700,000 6.28% Harley-Davidson Motorcycle Contract Backed Notes, Class A-2 $12,300,000 7.20% Harley-Davidson Motorcycle Contract Backed Certificates Monthly Report

For the Distribution Date                    December 15, 1999



A.   Calculation of the Monthly Principal          Tickmarks
1. A. Principal Balance of the Contracts as of the first day of the Due Period preceding the Due Period in which the Payment Date Occurs, plus
                                                           184,117,468.0B

     B.  Prefunded Amount on such day referred to in A1 above       0.00Z

     Sum of 1.A and 1.B                            184,117,468.0F

2. A.  Principal Balance of the Contracts as of the first day of the Due Period
 in which the Payment Date occurs, plus             179,117,949.9B

     B.  Pre-Funded Amount as of the first day of the Due Period in which such
Payment Date occurs, plus                                   0.00Z

     C.  The Special Mandatory Redemption Amounts, if any, paid during
      such Due Period or payable on such Payment Date             0.00Z

     Sum of 2.A, 2.B, and 2.C                      179,117,949.9F


B. Calculation of Principal Distributable Amount (as defined in Article I of the Sale and Servicing Agreement), (from A, 1 minus 2) 4,999,518.17R(a)

C.   Calculation of Available Interest (as defined in Article I of the Sale
and Servicing Agreement)                            1,994,984.47B

D.   Calculation of Note Monthly Principal Distributable Amount

 1.  Note Percentage for such Distribution Date

a.   For each Distribution Date to but excluding the Distribution date on which the principal amount of the Class A-1 Notes is reduced to zero
                                                             100.00%SSA
b . On the Distribution Date on which the principal amount of the Class A-1 Notes is reduced to zero, 100 until the principal amount of the class A-2 Notes
has been reduced to zero                               100.00%SSA


c.   After the principal amount of the Class A-2 Notes have been reduced
     to zero                                               0.00%SSA

 2.  Principal Distributable Amount (from B)        4,999,518.17R(a)

 3.  Note Monthly Principal Distributable Amount

a.   Class A-1 Notes (D. 1(a) multiplied by D.2 until
of Class A-1 NotesPrincipal Balance is zero)        4,999,518.17R(a)

b.   Class A-2 Notes (D. 1(a) multiplied by D.2 until
of Class A-2 NotesPrincipal Balance is zero)                0.00R(a)

c.   Note Principal Carryover Shortfall                     0.00A1

d.   Special Mandatory Redemption Amounts (from Pre-Funding
Account as defined in Article I of the Sale and Servicing Agreement)
0.00Z

e.   Note Monthly Principal Distributable Amount (the sum of items 3 (a),
3 (b) and 3 (c))                                           4,999,518.17F

E.   Calculation of Note Monthly Interest Distributable Amount
 1.  Class A-1 Interest Rate                               5.84%SSA

 2.  Class A-2 Interest Rate                               6.28%SSA

 3. One-twelfth of the Class A-1 Interest Rate time the Class A-1 Note Balance from and including the fifteenth day of the month based on a 360-day year of 12 months and 30 days each (or from and including the Closing
Date with respect to the first Distribution Date) to but excluding the
fifteenth day of the month of the current Distribut   545,638.90R(a)

 4. One-twelfth of the Class A-2 Interest Rate time the Class A-2 Note Balance from and including the fifteenth day of the month based on a 360-day year of 12 months and 30 days each (or from and including the Closing
Date with respect to the first Distribution Date) to but excluding the
fifteenth day of the month of the current Distribution Date   312,430.00R(a)

 5.  Interest Carryover Shortfall for such Distribution Date        0.00Z

 6.  Note Monthly Interest Distributable Amount (the sume of items 3,
     4, 5)                                            858,068.90F

F.   Calculation of Note Monthly Distributable Amount  (sum of D.3 (e)
     plus E.6.)                                     5,857,587.07R(a)

F1. The remaining Class A-1 Certificate Balance after giving effect to the Distribution of Monthly Principal on such Distribution date
                                                     107,118,063.6R(a)

F2. The remaining Class A-2 Certificate Balance after giving effect to the distribution of Monthly Principal on such Distribtion date
                                                        59,700,000.00R(a)

G.   Calculation of Certificate Principal Distributable Amount

 1.  Certificate Balance                           12,300,000.00B

 2.  Available Principal                                    0.00Z

 3.  Certificate Percentage for each respective Distribution Date

a.   for each Distribution Date to but excluding the Distribution Date
on which the Prin Amount of the Class A-2 Notes is         0.00%SSA


b.   on any Distribution Date to but excluding the Distribution Date on which
the Prin Amount of the Class A-2 Notes is reduced to zero   0.00%SSA

c.   thereafter                                         100.00% SSA

4(a) Available Principal multiplied by the Certificate Percentage for such
     Distribution Date                                      0.00R(a)

(b)  Certificate Principal Carryover Shortfall for such Distribution Date
                                                            0.00Z
 5.  Certificate Principal Distributable Amount (the sum of 4. (a) and 4. (b))
                                                            0.00F
H.   Calculation of Certificate Interest Distributable Amount
 1.  Certificate Pass-Through Rate                        7.20% SSA

2(a).One-twelfth of the Cert. Pass-Through Rate times the Certificate Balance On the immediately proceding Distribution Date, after giving effect to all payments of principal to the Certificateholders and such preceding Distribution Date on the original Principal Amount of the Certificates)
based on a 360-day year of 12 months and 30 days each    73,800.00R(a)

2(b).Certificate Interest Carryover Shortfall for such distribution date
0.00A1

 3.  Certificate Interest Distributable Amount (sum of 2.(a)and 2.(b))
                                                            73,800.00F

I.   Calculation of Certificate Distributable Amount (sum of G.5 and H.3)
                                                      73.800.00 R(a)
J.   Fees
1. The Monthly Servicing Fee for such Payment Date (1/12 of the product of 1 and the Principal Balance of the Contracts as of the beginning of the
     related Due Period)                              153,431.22R(a)

2.   Late Payment Fees for such Distribution Date           0.00Z

3.   Extension Fees for such Distribution Date              0.00Z

4.   Other Fees                                             0.00Z

5. The Trustee Fee for such Payment Date excluding expense component (1/12 of the product of .009 and the Principal Balance of the Contracts as of the beginning of the related Due Period and Pre-Funded Amount as of the beginning of such Perio however, in no event shall such fee be less than 200.00 per month)
                                                        1,380.88R(a)

K.   Calculation of the Available Funds for Such Payment Date
1.   The amount of funds deposited into the Collection Account pursuant to
Section 5.05 (b) of the Sale and Servicing Agreement with respect to the related Due Period

     a.  All amounts received by the Servicer with respect to the Contracts:
     (i)              Principal                     4,872,110.42B

     (ii)             Interest & Fees               1,994,984.47B


b.  All Net Liquidation Proceeds                       25,571.29B

c. The aggregate of the Repurchase Prices for Contracts required to be repurchased by the Seller as described in Section 7.08 of the Sale
and Servicing Agreement                                     0.00Z

d.  All Advances made by Servicer pursuant to Section 7.03 (a)
of the Sale and Servicing Agreement                   149,668.89B,C

e. All amounts paid by the Seller in connection with an optional repurchase of the Contracts described in Section 7.10 of the Sale and Servicing
Agreement                                                   0.00Z

f. All amounts obtained from the Collateral Agent in respect of Carrying Charges to be deposited into the Collection Account on the upcoming Payment Date pursuant to Section 7.03(b) Sale and Servicing
Agreement                                                   0.00Z

g. All amounts received in respect of interest, dividends, gains, income and earnings on investments of funds in the Trust Accounts as contemplated in Section 5.05 (b) (vii) of the Sale and Servicing Agreement
                                                       41,392.62D,E
h.  Total amount of funds deposited into the Collection Account pursuant
to Section 5.05 (b) (the sum of a. through g.)      7,083,727.69F

2. The amount of funds permitted to be withdrawn from the Collection Account pursuant to clasues (ii) through (iv) of Section 7.05 (a) of the Sale and Serviceing Agreement with respect to the related Due Period

a. Amounts to be withdrawn to reimburse the Servicer for Advances in accordance with Section 7.03 (a) of the Sale and Servicing
Agreement                                             127,610.68C

b.  Amounts to be paid to the Servicer in respect of the Monthly Servicing
Fee for the related Due Period                        153,431.22C

c.  Amounts to be paid to the Indenture Trustee in respect of the
Indenture Trustee's Fee for the related Due Period      1,380.88C


d.  Amounts to be paid related to Other Fees                0.00Z

e.  Other amounts required or authorized to be withdrawn from the
Collection Account pursuant to the Sale and Servicing Agreement
Specify               Excess Funds                    142,205.97C

f. Total amount of funds permitted to be withdrawn from the Collection Account pursuant to Section 7.05(a) of the Sale and Servicing
                                                      424,628.75F

3.   The Available Funds for such Distribution Date 6,659,098.94R(a)

 4. The Available Funds otherwise distributable to the Certificateholders that will be distributed to the Noteholders on such Distribution Date
                                                               0.00Z

L. The shortfall of Available Funds for such Payment Date to pay either the Note Distributable Amount or Certificate Distributable Amount
(the Available Funds for such Distribution Date minus the sum of the
Note Distributable Amount as set forth in F. and the
Certificate Distributable Amount as set forth in I.         0.00R(a)

M. The amount to be withdrawn from the Reserve Fund on such distribution Date to cover the Note Distributable Amount or the Certificate Distibutable Amount for such Distribution Date, if no Shortfall, to Trust Depositor
                                                                  0.00R(a)

N.   Interest Earnings on the Reserve Fund             10,526.93D

O.   1. The amount to be deposited in the Reserve Fund on such
     Payment Date                                     727,711.87R(a)

2. The amount on deposit in the Reserve Fund after giving effect to deposits and withdrawals therefrom on such Distribution Date
                                                         4,602,936.70D

P. The Reserve Fund Amount for such distribution Date is
2.50 % of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period provided however, in the event a Reserve Fund Trigger Event occurs with respect to a Distribution Date and has not terminated for three (3) consecutive
Distribution Dates (inclusive) such amount shall be equal to 6.00% of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period. 4,602,936.70R(d)

Q.   The Pool Factor
1. The Class A-1 Note Factor before such Distributi       84.30%R(d)
2. The Class A-2 Note Factor before such Distributi      100.00%R(d)
3. The Certificate Class Pool Factor before such Di      100.00%R(d)


 4.  The Class A-1 Note Factor after such Distribut       80.54%R(d)
 5.  The Class A-2 Note Factor after such Distribut      100.00%R(d)
 6.  The Certificate Class Pool Factor after such D      100.00%R(d)

R.   Delinquent Contracts
1.         31-59 Days         327                   3,928,137.41R(c)

2.         60-89 Days         102                   1,212,195.20R(c)

3.         90 or More          58                     694,264.99R(x)

S.   Liquidated Contracts
1.   Total Liquidated          13                     134,376.91B

2.   Identity (Attach)

3.   Liquidation Proceeds for the Due Period           25,571.29B

4.   Liquidation Expenses for the Due Period                0.00Z

5.   Net Liquidation Proceeds for the Due Period       25,571.29F

6.   Net Liquidation Losses for the Due Period        108,805.62B

T.   Advances
1.   Unreimbursed Advances Prior to Such Distributi   127,610.68A1

2.   Amount paid to Servicer on such Distribution Date to reimburse Servicer
     for such unreimbursed Advances                   127,610.68A1

3.   Amount of Delinquent Interest for such Distribution date 149,668.89B

4. Amount of new Advances on such Distribution Date (if such amount is less the amount of Delinquent Interest, attach the certificate required by Sec.
     7.03 of the Sale and Servicing Agreement)     149,6668.89
     than the amount of Delinquent Interest attach the Certificate required by
     Section 8.03 of the Sale and Servicing Agreement             149,668.89B
5. Total of unreimbursed Advances after new Advances on such Distribution Date
                                                      149,668.89F
U.   Repurchased Contracts
1.   Number of Contracts to be repurchased by the Seller pursuant to Section
     7.08 of the Sale and Servicing Agreement               0.00Z

2.   Principal Amount of such Contracts                     0.00Z

3.   Related Repurchase Price of such Contracts             0.00Z

V.   Contracts
1.   Number of Contracts as of beginning of Due Per    15,568.00B

2.   Principal Balance of Contracts as of beginning of Due Period 184,117,468.0B

3.   Number of Contracts as of end of Due Period       15,279.00B

4.   Principal Balance of Contracts as of end of Due Period
                                                     179,117,949.9B

5.   Prefunded Amount as of Beginning of Due Period         0.00Z

6.   Prefunded Amount as of End of Due Period               0.00Z

W.   Interest Reserve Account

1.   Interest Reserve Amount as of previous Distribution Date   0.00Z

2.   Interest received into Interest Reserve Account         0.00Z

3.   Carrying Charges, if any, to be paid on upcoming Distribution Date
                                                            0.00Z
4.   Interest Reserve Amount as of Upcoming Distribution Date   0.00Z

X.   Ratios
 1.   Cumulative Loss Ratio
A.  The aggregate Net Liquidation Losses for all Contracts since the Cutoff
Date  through the end of the related Due Period.      152,215.33B

B. The sum of the Principal Balance of the Contracts as of the Cutoff Date plus the Principal Balance of any Subsequent Contracts as of the
related Subsequent Cutoff Date.                    160,000,000.0B

C.  The Cumulative Loss Ratio for such Distribution Date ( the quotient of A.
     divided by B., expressed as a percentage).                  0.10R(a)

 2.   Average Delinquency Ratio for such Distribution Date

A. The Delinquency Amount (the Principal Balance of all Contracts that were delinquent 60 days or more as of the end of the Du 1,906,460.19R(a)

B. The Delinquency Ratio computed by dividing (x) the Delinquency Amount during the immediately preceding Due Period by (y) the Principal
 Balance of the Contracts as of the beginning of the related Due Period
 for such Distribution Date.                                1.04R(a)

C.  The Delinquency Ratio for the prior Distribution Date    0.71A1

D.  The Delinquency Ratio for the second prior Distribution Date  0.44A
2   The Average Delinquency Ratio (the arithmetic average of B. through D.)
                                                                0.73R(a)
3.   Average Loss Ratio for such Distribution Date

A.  Net Liquidation Losses                            108,805.62B

B. The Loss Ratio (the fraction derived by dividing (x) Net Liquidation Losses for all Contracts that became Liquidated Contracts during the immediately preceding Due Period multiplied by twelve by (y) the outstanding Principal Balances of all Contracts as of the beginning
    of the Due Period) for such Distribution Date           0.71R(a)

C.  The Loss Ratio for the prior Distribution Date.         0.27A1

D.  The Loss Ratio for the second prior Distributio         0.01A2

E.  The Average Loss Ratio (the arithmetic average          0.33R(a)

 4.   Computation of Reserve Fund Trigger Events:

A.  Average Delinquency Ratio (if Average Delinquency Ratio >or= (i)
2.50 with repsect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 3.00 with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to , and inclusive of, the second anniversary of the Closing Date, or (iii) 3.50 for any distribution occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv)
4.00 for any Distribution Date following the third anniversary date
of the Closing Date.                                        0.73R(a)

B.  Average Loss Ratio (if Average Loss Ratio >or= (i) 2.75 with respect to any Distribution Date which occurs within the period from the Closing
Date to, and inclusive of, the eighteen months following the Closing date or (ii) 3.25 with respect to any Distribution Date which occurs
folowing the eighteen month period following the Closing date        0.33R(a)

C. Cumulative Loss Ratio (if Cumulative Loss Ratio >or= (i) .75 with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 1.50 with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to, and inclusive of, the second anniversary of the Closing Date, (iii) 2.00 for any Distribution Date which occurs within the period from the day afteer the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv) 2.50 following the third anniversary 0.10R(a)

     Liquidated Contracts:
                                 Principal         Interest
B    724805007        Bittinger           13,958.07     1,203.91
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
B    19990500236719   Presher             11,269.89         0.00
B    19990600277308   Dean                 6,791.53         0.00
B    19990600322690   Lindsey             16,926.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
B    19990300157248   Spivey              14,308.73       959.76
B    19981200030668   Myers                7,424.06       354.99
B    19990400190049   Berry                3,334.00       439.78
B    19990400139635   Odum                17,036.08     1,201.02
B    19990500256189   Carroll              1,969.00       421.33
B    19990600284808   Devisme              6,119.52     1,226.56
B    19990600296514   Laird                1,138.61        14.40
B    19990500242394   Williams            10,843.81       750.60
B    19990500242394   Darringer           15,188.01     1,497.25
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                  0.00       0.00              0.00         0.00
                                         126,307.31     8,069.60
                                 F                 F
                                                                134,376.91B
(X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301


Independent Accountant's Report on Applying Agreed-Upon Procedures


To the Board of Directors of Harley-Davidson Credit Corp.,
 Harris Trust and Savings Bank, and
 Wilmington Trust Company:


We have performed the procedures enumerated below, which were agreed to by Harley-Davidson Credit Corp. (the Company), the Servicer of Harley-Davidson Eaglemark Motorcycle Trust 1999-3 (the Trust), Harris Trust and Savings Bank (Harris), the Indenture Trustee of the Trust, and Wilmington Trust Company (Wilmington), the Owner Trustee of the Trust, with respect to certain servicing records of the Company, solely to assist Harris and Wilmington in determining whether the Company has complied with certain servicing and reporting requirements of the Sale and Servicing Agreement dated November 1, 1999 (the Agreement), pertaining to the Trust. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of the procedures is solely the responsibility of the Company, Harris, and Wilmington. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.


1. For the randomly selected month of November 1999, we obtained from the Company's financial management a copy of the Monthly Report dated December 15, 1999, which is attached as Exhibit A (Monthly Report).

2. We performed the following procedures to the Monthly Report, which were applied as indicated with respect to the symbols explained below:

B Compared the amount to schedules prepared by the Company's accounting personnel derived from the Company's accounting records and found such amount to be in agreement.

C Compared the amount to a copy of the Harris Trust Department November 1999 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

E Compared the amount to a copy of the Harris Trust Department November 1999 collection account bank statement provided by the Company's financial management and found such amount to be in agreement.

F Proved the arithmetic accuracy of the addition of the amount referenced, without exception.

G1   Compared the amount to a copy of the Harris Trust Department
     November 1999 pre-funding account bank statement provided by the Company's financial management and found such amount to be in agreement.

G2   Compared the amount to a copy of the Harris Trust Department
     November 1999 interest reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

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


Ernst & Young LLP

                                                        03/07/00


Harley-Davidson Eaglemark Motorcycle Trust 1999-3
$112,000,000 6.22%Harley-Davidson Motorcycle Contract Backed Notes, Class A-1 $52,500,000 6.55% Harley-Davidson Motorcycle Contract Backed Notes, Class A-2 $10,500,000 7.41% Harley-Davidson Motorcycle Contract Backed Certificates Monthly Report

For the Distribution Date                  12/15/99



A.   Calculation of the Monthly Principal          Tickmarks
1. A. Principal Balance of the Contracts as of the first day of the Due Period preceding the Due Period in which the Payment Date 127,443,773.1B

     B.  Prefunded Amount on such day referred to i47,556,226.83G1

     Sum of 1.A and 1.B                            175,000,000.0F

2. A.  Principal Balance of the Contracts as of the first day of the Due
   Period in which the Payment Date occurs, plus        123,678,419.2B

B.  Pre-Funded Amount as of the first day of the Due Period in which such
Payment Date occurs, plus                          47,556,226.83G

C.  The Special Mandatory Redemption Amounts, if any, paid during
such Due Period or payable on such Payment Date             0.00Z

Sum of 2.A, 2.B, and 2.C                           171,234,646.1F


B. Calculation of Principal Distributable Amount (as defined in Article I of the Sale and Servicing Agreement), (from A, 1 minus 2) 3,765,353.88R(a)

C.   Calculation of Available Interest (as defined in Article I of the Sale
and Servicing Agreement)                            1,228,878.07B

D.   Calculation of Note Monthly Principal Distributable Amount

 1.  Note Percentage for such Distribution Date

a. For each Distribution Date to but excluding the Distribution Date on which the prin amount of the Class A-1 Notes is reduced to zero 100.00%SSA

b . On the Distribution Date on which the principal amount of the Class A-1 Notes is reduced to zero, 100 until the principal amount of the Class
A-2 Notes has been reduced to zero                       100.00%SSA

c.   After the principal amount of the Class A-2 Notes have been reduced
to zero                                                    0.00%SSA

 2.  Principal Distributable Amount (from B)        3,765,353.88R(a)

 3.  Note Monthly Principal Distributable Amount

a.   Class A-1 Notes (D. 1(a) multiplied by D.2 until
     of Class A-1 NotesPrincipal Balance is zero)   3,765,353.88R(a)

b.   Class A-2 Notes (D. 1(a) multiplied by D.2 until
     of Class A-2 NotesPrincipal Balance is zero)           0.00R(a)

c.   Note Principal Carryover Shortfall                     0.00Z

d.   Special Mandatory Redemption Amounts (from Pre-Funding
     Account as defined in Article I of the Sale and Servicing Agreement)
                                                            0.00Z
e.   Note Monthly Principal Distributable Amount (the sum of items 3(a), 3(b)
     and 3(c)                                           3,765,353.88F

E.   Calculation of Note Monthly Interest Distributable Amount
 1.  Class A-1 Interest Rate                               6.22%SSA

 2.  Class A-2 Interest Rate                               6.55%SSA

 3. One-twelfth of the Class A-1 Interest Rate time the Class A from and including the fifteenth day of the month based on a 360 year of 12 months and 30 days each (or from and including the Closing
Date with respect to the first Distribution Date) to but excludi fifteenth day of the month of the current Distribution Date 541,831.11R(a)

 4. One-twelfth of the Class A-2 Interest Rate time the Class A-2 Note Balance from and including the fifteenth day of the month based on a 360 year of 12 months and 30 days each (or from and including the Cl
Date with respect to the first Distribution Date) to but excluding the fifteenth day of the month of the current Distribution Date 267,458.33R(a)

 5.  Interest Carryover Shortfall for such Distribu         0.00Z

 6.  Note Monthly Interest Distributable Amount (the sume of items 3,
     4, 5)                                            809,289.44F

F.   Calculation of Note Monthly Distributable Amount  (sum of D.3 (e)
     plus E.6.)                                     4,574,643.32

F1. The remaining Class A-1 Certificate Balance after giving effect to the Distribution of Monthly Prin on such Distribution Date 108,234,646.1R(a)

F2. The remaining Class A-2 Certificate Balance after giving effect to the distribution of Monthly Prin on such Distribution Date 52,500,000.00R(a)

G.   Calculation of Certificate Principal Distributable Amount

 1.  Certificate Balance                           10,500,000.00B

 2.  Available Principal                                    0.00Z

 3.  Certificate Percentage for each respective Distribution Date

a. for each Distribution Date to but excluding the Distribution Date on which the Prin Amount of the Class A-2 Notes is reduced to zero 0.00%SSA


b.   on any Distribution Date to but excluding the Distribution Date on which
     the Prin Amount of the Class A-2 Notes is reduced to zero   0.00%SSA

c.   thereafter                                          100.00%SSA

4(a) Available Principal multiplied by the Certificate Percentage for such
     Distribution Date                                      0.00R(a)

(b)  Certificate Principal Carryover Shortfall for such Distribution Date
                                                            0.00Z
 5.  Certificate Principal Distributable Amount (the sum of 4. (a) and 4. (b))
                                                            0.00F
H.   Calculation of Certificate Interest Distributable Amount
 1.  Certificate Pass-Through Rate                         7.41%SSA

2(a).One-twelfth of the Cert. Pass-Through Rate times the Certificate Balance On the immediately proceding Distribution Date, after giving effect to all payments of principal to the Certificateholders and such preceding Distribution Date on the original Principal Amount of the Certificates)
based on a 360-day year of 12 months and 30 days each    60,515.00R(a)

2(b).Certificate Interest Carryover Shortfall for such Distribution Date 0.00Z

 3.  Certificate Interest Distributable Amount (sum of 2.(a) and 2.b))60,515.00F

I.   Calculation of Certificate Distributable Amount (sum of G.5 and H.3)
                                                       60,515.00R(a)
J.   Fees
1. The Monthly Servicing Fee for such Payment Date (1/12 of the product of 1 and the Principal Balance of the Contracts as of the beginning of the
related Due Period)                                   106,203.14R(a)

2.   Late Payment Fees for such Distribution Date           0.00Z

3.   Extension Fees for such Distribution Date              0.00Z

4.   Other Fees                                             0.00Z

5. The Trustee Fee for such Payment Date excluding expense component (1/12 of the product of .009 and the Principal Balance of the Contracts as of the beginning of the related Due Period Pre-Funded Amount as of the beginning of such Period; provi however, in no event shall such fee be less than 200.00 per month)
                                                        1,312.50R(a)
K.   Calculation of the Available Funds for Such Payment Date
1.   The amount of funds deposited into the Collection Account pursuant to
     Section 5.05 (b) of the Sale and Servicing Agreement with respect to the related Due Period

a.  All amounts received by the Servicer with respect to the Contracts:
(i)  Principal                                      3,765,208.06B

(ii) Interest & Fees                                1,228,878.07B


b.  All Net Liquidation Proceeds                            0.00B

c. The aggregate of the Repurchase Prices for Contracts required to be repurchased by the Seller as described in Section 7.08 of the Sale
     amd Servicing Agreement                                0.00Z

d.  All Advances made by Servicer pursuant to Section 7.03 (a)
of the Sale and Servicing Agreement                    33,050.08B, C

e. All amounts paid by the Seller in connection with an optional repurchase of the Contracts described in Section 7.10 of the Sale and Servicing
     Agreement                                              0.00Z

f.  All amounts obtained from the Collateral Agent          0.00Z
    Charges to be deposited into the Collection Account on the upcoming Payment Date pursuant to Section 7.03(b) Sale and Servicing
    Agreement

g. All amounts received in respect of interest, dividends, gains, income and earnings on investments of funds in the Trust Accounts
in Section 5.05 (b) (vii) of the Sale and Servicing Agreement    0.00D,E

h.  Total amount of funds deposited into the Collection Account pursuant
to Section 5.05 (b) (the sum of a. through g.)      5,027,136.21F

2. The amount of funds permitted to be withdrawn from the Collection Account pursuant to clasues (ii) through (iv) of Section 7.05 (a) of the Sale and Serviceing Agreement with respect to the related Due Period

a. Amounts to be withdrawn to reimburse the Servicer for Advances in accordance with Section 7.03 (a) of the Sale and Servicing
     Agreement                                              0.00C

b.  Amounts to be paid to the Servicer in respect of the Monthly Servicing
     Fee for the related Due Period                   106,203.14C

c.  Amounts to be paid to the Indenture Trustee in respect of the
      Indenture Trustee's Fee for the related Due Period    1,312.50C


d.  Amounts to be paid related to Other Fees                0.00Z

e.  Other amounts required or authorized to be withdrawn from the
Collection Account pursuant to the Sale and Servicing Agreement
Specify               Excess Funds                          0.00Z

f. Total amount of funds permitted to be withdrawn from the Collection Account pursuant to Section 7.05(a) of the Sale and Servicing Agreement with respect to the related Due Period (sum of a. through e.) 107,515.64F

3.   The Available Funds for such Distribution Date 4,919,620.57R(a)

 4. The Available Funds otherwise distributable to the Certificateholders that will be distributed to the Noteholders on such Distribution Date 0.00Z

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

N.   Interest Earnings on the Reserve Fund                  0.00D

O.   1.               The amount to be deposited in the Reserve Fund on such
     Payment Date                                     284,462.25R(a)

2.  The amount on deposit in the Reserve Fund after giving effect
to deposits and withdrawals on such Distribution Date   921,681.12D

P. The Reserve Fund Requisite Amount for such distribution Date
2.50% of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period provided however, in the event a Reserve Fund Trigger Event occurs with respect to a Distribution Date and has not terminated for three
(3) consecutive Distribution Dates (inclusive) such amount shall be equal to 6.00% of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period. 4,375,000.00R(d)

Q.   The Pool Factor
1. The Class A-1 Note Factor before such Distribution Date    100.00%R(d)
2. The Class A-2 Note Factor before such Distribution Date    100.00%R(d)
3. The Certificate Class Pool Factor before such Distribution Date 100.00%R(d)


 4.  The Class A-1 Note Factor after such Distribution     96.64%R(d)
 5.  The Class A-2 Note Factor after such Distribution    100.00%R(d)
 6.  The Certificate Class Pool Factor after such Distribution  100.00%R(d)

R.   Delinquent Contracts
1.         31-59 Days         128                   1,300,849.20R(c)

2.         60-89 Days           3                      28,617.43R(c)

3.         90 or More           0                           0.00R(c)

S.   Liquidated Contra          0
1.   Total Liquidated Contracts                             0.00Z

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

5.   Net Liquidation Proceeds for the Due Period            0.00Z

6.   Net Liquidation Losses for the Due Period              0.00Z

T.   Advances
1.   Unreimbursed Advances Prior to Such Distribution Date  0.00Z

2.   Amount paid to Servicer on such Distribution Date to reimburse Servicer
     for such unreimbursed Advances                         0.00Z

3.   Amount of Delinquent Interest for such Distribution Date   33,050.08B

4. Amount of new Advances on such Distribution Date (if such amount is less than the amount of Delinquent Interest, attach the certificate required by
     Section 7.03 of the Sale and Servicing Agreement    33,050.08B

5. Total of unreimbursed Advances after new Advances on such Distribution Date
                                                       33,050.08F
U.   Repurchased Contracts
1.   Number of Contracts to be repurchased by the Seller pursuant to Section
7.08 of the Sale and Servicing Agreement                    0.00Z

2.   Principal Amount of such Contracts                     0.00Z

3.   Related Repurchase Price of such Contracts             0.00Z

V.   Contracts
1.   Number of Contracts as of beginning of Due Per    10,731.00B

2.   Principal Balance of Contracts as of beginning of Due Period 127,443,773.1B

3.   Number of Contracts as of end of Due Period       10,571.00B

4.   Principal Balance of Contracts as of end of Due Period 123,678,419.2B

5.   Prefunded Amount as of Beginning of Due Period      47,556,226.83G

6.   Prefunded Amount as of End of Due Period            47,556,226.83F

W.   Interest Reserve Account

1.   Interest Reserve Amount as of previous Distribution Date     0.00Z

2.   Interest received into Interest Reserve Account              0.00Z

3. Carrying Charges, if any, to be paid on upcoming Distribution Date 0.00Z

4.   Interest Reserve Amount as of Upcoming Distribution Date     0.00Z

X.   Ratios
 1.   Cumulative Loss Ratio
A.  The aggregate Net Liquidation Losses for all Contracts since the Cutoff
Date  through the end of the related Due Period.            0.00Z

B. The sum of the Principal Balance of the Contracts as of the Cutoff Date plus the Principal Balance of any Subsequent Contracts as of the
related Subsequent Cutoff Date.                    175,000,000.0B

C.  The Cumulative Loss Ratio for such Distribution Date ( the quotient of A.
    divided by B., expressed as a percentage).                 0.00%R(a)

 2.   Average Delinquency Ratio for such Distribution Date

A.  The Delinquency Amount (the Principal Balance of all Contracts that were
delinquent 60 days or more as of the end of the Due Period)    28,617.43B

B. The Delinquency Ratio computed by dividing (x) the Delinquency Amount during the immediately preceding Due Period by (y) the Principal
Balance of the Contracts as of the beginning of the related Due Period
for such Distribution Date.                                0.02%R(a)

C.  The Delinquency Ratio for the prior Distribution Date     0.00%Z

D.  The Delinquency Ratio for the second prior Distribution Date   0.00%Z

E.  The Average Delinquency Ratio (the arithmetic average of B. through D.)
                                                           0.00%R(a)
 3.   Average Loss Ratio for such Distribution Date

A.  Net Liquidation Losses                                  0.00Z

B. The Loss Ratio (the fraction derived by dividing (x) Net Liquidation Losses for all Contracts that became Liquidated Contracts during the immediately preceding Due Period multiplied by twelve by (y) the outstanding Principal Balances of all Contracts as of the beginning of the Due Period) for such
    Distribution Date                                         0.00%Z

C.  The Loss Ratio for the prior Distribution Date.        0.00%Z

D.  The Loss Ratio for the second prior Distribution Date  0.00%Z

E.  The Average Loss Ratio (the arithmetic average of B through D.)0.00%Z

 4.   Computation of Reserve Fund Trigger Events:

A.  Average Delinquency Ratio (if Average Delinquency Ratio >or= (i)
2.50 with repsect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 3.00 with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to , and inclusive of, the second anniversary of the Closing Date, or (iii) 3.50 for any distribution occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv)
4.00 for any Distribution Date following the third anniversary date
of the Closing Date.                                       0.01%R(a)

B. Average Loss Ratio (if Average Loss Ratio >or= (i) 2.75 with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the eighteen months following the Closing date or (ii) 3.25 with respect to any Distribution Date which occurs folowing the eighteen month period following the Closing Date 0.00%Z

C. Cumulative Loss Ratio (if Cumulative Loss Ratio >or= (i) .75 with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 1.50 with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to, and inclusive of, the second anniversary of the Closing Date, (iii) 2.00 for any Distribution Date which occurs within the period from the day afteer the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv) 2.50 following the third anniversary 0.00%Z


Liquidated Contracts:
                      Principal  Interest
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