Form 10-K
period 2000-12-31
HARLEY DAVIDSON CREDIT CORP
filed 2001-03-30
CIK 1033232

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                     FORM 10-K



                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2000

_____________________ or

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were 85 participants in the DTC system holding positions in the Cede Certificates as of December 31, 2000.
     The following were Noteholders and Certificateholders of record as of the end of the reporting year.
     Harley-Davidson Eaglemark Motorcycle Trust:
     Series 2000-1 Class A-1         Cede & Co.
     Series 2000-1 Class A-2         Cede & Co.
     Series 2000-1 Certificates      Cede & Co.
     Series 2000-1 Certificates      Eaglemark Customer Funding Corp. IV
     Series 2000-2 Class A-1         Cede & Co.
     Series 2000-2 Class A-2         Cede & Co.
     Series 2000-2 Certificates      Cede & Co.
     Series 2000-2 Certificates      Eaglemark Customer Funding Corp. IV

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

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                                                   (3) Amount at original
                     (2)Name and                   issuance and nature of
                     Address of                    beneficial owner  (4) Percent
(1) Title of Class   Beneficial Holder             (in thousands)       of Class

Harley-Davidson      Bankers Trust Company                3,825,000        2.1%
Series 2000-1        648 Grassmere Park Drive
Class A-1            Nashville, TN 37211

Harley-Davidson      Boston Safe Deposit                 33,500,000       18.4%
Series 2000-1         and Trust Company
Class A-1             c/o Mellon Bank N.A.
                     Three Mellon Center
                     Room 153-3015
                     Pittsburgh, PA

Harley-Davidson      SSB - Custodian                    104,838,000       57.6%
Series 2000-1        Global Corp. Action Dept. JAB5W
Class A-1            1776 Heritage Dr.
                     No Quincy, MA 02171

Harley-Davidson      Chase Manhattan Bank                 3,220,000        1.8%
Series 2000-1        4 New York Plaza
Class A-1            Proxy Dept. 13th Floor
                     New York, NY 10004

Harley-Davidson      Bank of New York (The)              12,162,000        6.7%
Series 2000-1        925 Patterson Road
Class A-1            Secaucus, NJ 07094

Harley-Davidson      Brown Brothers Harriman                755,000        0.4%
Series 2000-1        63 Wall Street, 8th Floor
Class A-1                     New York, NY 10005

Harley-Davidson      Deutsche Bank A.G.                   1,000,000        0.5%
Series 2000-1        34 Exchange Place
Class A-1            Jersey City, NJ 07311

Harley-Davidson      Fleet Services Corp                  2,000,000        1.1%
Series 2000-1        2nd Floor NYROT02B
Class A-1            Rochester, NY 14638

Harley-Davidson      Investors Bank & Trust Co.             200,000        0.1%
Series 2000-1        200 Clarendon Street
Class A-1            Boston, MA 02116

Harley-Davidson      Merrill Lynch, Pierce                5,000,000        2.7%
Series 2000-1        Fenner & Smith Safekeeping
Class A-1            4 Corporate Place
                     Piscataway, NY 08855

Harley-Davidson      Paine Webber Inc                     1,500,000        0.8%
Series 2000-1        1000 Harbor Blvd
Class A-1            Corporate Park 287
                     Weehawken, NJ 07087

Harley-Davidson      Northern Trust Company (The)         9,000,000        4.9%
Series 2000-1        801 S Canal
Class A-1            Chicago, IL 60607

Harley-Davidson      PNC Bank, NA                         4,000,000        2.2%
Series 2000-1        1600 Market Street
Class A-1            29th Floor
                     Philadelphia, PA 19103

Harley-Davidson      Southtrust Bank                      1,000,000        0.5%
Series 2000-1        P.O. Box 2554
Class A-1            Birmingham, AL 35290

Harley-Davidson      Bank of New York (The)               7,200,000        8.4%
Series 2000-1        925 Patterson Road
Class A-2            Secaucus, NJ 07094

Harley-Davidson      Bank of America, N.A.                2,000,000        2.3%
Series 2000-1        1401 Elm Street, 16th Floor
Class A-2            Dallas, TX 75202

Harley-Davidson      Bank One Trust Co, N.A.              9,200,000       10.7%
Series 2000-1        1900 Polaris Parkway
Class A-2            4th Floor
                     Columbus, OH 43240

Harley-Davidson      Boston Safe Deposit                 20,000,000       23.3%
Series 2000-1         and Trust Company
Class  A-2            c/o Mellon Bank N.A.
                     Three Mellon Center
                     Room 153-3015
                     Pittsburgh, PA

Harley-Davidson      Chase Manhattan Bank                   225,000        0.3%
Series 2000-1        4 New York Plaza
Class A-2            New York, NY 10004

Harley-Davidson      Chase Securities                    15,000,000       17.5%
Series 2000-1        4 New York Plaza
Class A-2            New York, NY 10004

Harley-Davidson      CIBC World Markets Corp                125,000        0.1%
Series 2000-1        200 Liberty Street
Class A-2            6th Floor
                     New York, NY 10281

Harley-Davidson      First Union National Bank              300,000        0.3%
Series 2000-1        1525 West W. T.
Class A-2            Harris Blvd 3A4
                     Charlotte, NA 28288

Harley-Davidson      FUNB - Main                            225,000        0.3%
Series 2000-1        123 S. Broad St.
Class A-2            Philadelphia, PA 19109

Harley-Davidson      Northern Trust Company (The)         1,500,000        1.7%
Series 2000-1        801 S Canal
Class A-2            Chicago, IL 60607

Harley-Davidson      Prudential Securities, Inc.          1,035,000        1.2%
Series 2000-1        51 Mercedes Way
Class A-2            Edgewood, NY 11717

Harley-Davidson      Salomon Brothers                    10,815,000       12.6%
Series 2000-1        334 W. 34th St, 3rd Floor
Class A-2                     New York, NY 10001

Harley-Davidson      Salomon Smith Barney                   350,000        0.4%
Series 2000-1        334 W. 34th St, 3rd Floor
Class A-2            New York, NY 10001

Harley-Davidson      SSB Trust Co                        14,000,000       16.3%
Series 2000-1        225 Franklin Street, M4
Class A-2            Boston, MA 02110

Harley-Davidson      State Street Bank                    2,925,000        3.4%
Series 2000-1        and Trust Company
Class A-2            1776 Heritage Dr.
                     No. Quincy, MA 02171

Harley-Davidson      Union Bank of California, NA           150,000        0.2%
Series 2000-1        P.O. Box 109
Class A-2            San Diego,  CA 92112-4103

Harley-Davidson      Wells Fargo Bank                       850,000        1.0%
Series 2000-1        773 Marquette Ave
Class A-2            Minneapolis, MN 55470

Harley-Davidson      Bank of New York (The)              11,429,000       66.8%
Series 2000-1        925 Patterson Road
Certificate          Secaucus, NJ 07094

Harley-Davidson      Bankers Trust Company                5,500,000       32.2%
Series 2000-1        648 Grassmere Park Drive
Certificate          Nashville, TN 37211

Harley-Davidson      Bank of New York (The)              18,080,000       13.8%
Series 2000-2        925 Patterson Road
Class A-1            Secaucus, NJ 07094

Harley-Davidson      Bankers Trust Company                  500,000        0.4%
Series 2000-2        648 Grassmere Park Drive
Class A-1            Nashville, TN 37211

Harley-Davidson      Boston Safe Deposit                 47,383,000       36.4%
Series 2000-2         and Trust Company
Class A-1             c/o Mellon Bank N.A.
                     Three Mellon Center
                     Room 153-3015
                     Pittsburgh, PA

Harley-Davidson      Chase Manhattan Bank                16,125,000       12.4%
Series 2000-2        4 New York Plaza
Class A-1            New York, NY 10004

Harley-Davidson      Citibank, N.A.                       4,242,000        3.3%
Series 2000-2        3800 Citicorp Center
Class A-1            Tampa, FL 33610

Harley-Davidson      Deutsche Bank A.G.                     922,000        0.7%
Series 2000-2        34 Exchange Place
Class A-1                     Jersey City, NJ 07311

Harley-Davidson      Investors Bank & Trust Co.          14,000,000       10.8%
Series 2000-2        200 Clarendon Street
Class A-1            Boston, MA 02116

Harley-Davidson      Northern Trust Company (The)         1,450,000        1.1%
Series 2000-2        801 S Canal
Class A-1            Chicago, IL 60607

Harley-Davidson      State Street Bank                   26,798,000       20.6%
Series 2000-2        and Trust Company
Class A-1            1776 Heritage Dr.
                     No. Quincy, MA 02171

Harley-Davidson      Wells Fargo Bank                       500,000        0.4%
Series 2000-2        773 Marquette Ave
Class A-1            Minneapolis, MN 55470

Harley-Davidson      Bank of New York (The)               1,045,000        1.2%
Series 2000-2        925 Patterson Road
Class A-2            Secaucus, NJ 07094

Harley-Davidson      Bankers Trust Company               10,530,000       12.5%
Series 2000-2        648 Grassmere Park Drive
Class A-2            Nashville, TN 37211

Harley-Davidson      Bank One Trust Co, N.A.              5,000,000        5.9%
Series 2000-2        1900 Polaris Parkway
Class A-2            4th Floor
                     Columbus, OH 43240

Harley-Davidson      Boston Safe Deposit                 22,875,000       27.1%
Series 2000-2         and Trust Company
Class A-2             c/o Mellon Bank N.A.
                     Three Mellon Center
                     Room 153-3015
                     Pittsburgh, PA

Harley-Davidson      Sanford C. Bernstein & Co, Inc       1,460,000        1.7%
Series 2000-2        C/O ADP Proxy Services
Class A-2

Harley-Davidson      Central Carolina Bank                  155,000        0.2%
Series 2000-2         & Trust Company
Class A-2            3518 Westgate Drive
                     Suite 490

Harley-Davidson      Chase Manhattan Bank                 5,000,000        5.9%
Series 2000-2        4 New York Plaza
Class A-2            New York, NY 10004

Harley-Davidson      Chase Manhattan Bank, Trust            405,000        0.5%
Series 2000-2        4 New York Plaza
Class A-2            New York, NY 10004

Harley-Davidson      Commerce Bank of                        35,000        0.0%
Series 2000-2        Kansas City, N.A.
Class A-2            922 Walnut
                     Kansas City, MO 64106

Harley-Davidson      Fleet National Bank                  2,000,000        2.4%
Series 2000-2        2nd Floor NYROT02B
Class A-2            Rochester, NY 14638

Harley-Davidson      First Union National Bank               75,000        0.1%
Series 2000-2        1525 West W. T.
Class A-2            Harris Blvd 3A4
                     Charlotte, NA 28288

Harley-Davidson      Merrill Lynch, Pierce               30,000,000       35.6%
Series 2000-2        Fenner & Smith Safekeeping
Class A-2                     4 Corporate Place 287
                     Piscataway, NY 08855

Harley-Davidson      Northern Trust Company (The)           420,000        0.5%
Series 2000-2        801 S Canal
Class A-2            Chicago, IL 60607

Harley-Davidson      Salomon Smith Barney                    30,000        0.0%
Series 2000-2        334 W. 34th St, 3rd Floor
Class A-2            New York, NY 10001

Harley-Davidson      State Street Bank                    4,380,000        5.2%
Series 2000-2        and Trust Company
Class A-2            1776 Heritage Dr.
                     No. Quincy, MA 02171

Harley-Davidson      Summit Bank Trust                      910,000        1.1%
Series 2000-2        210 Main Street
Class A-2            Hackensack, NJ 07601

Harley-Davidson      Bank of New York (The)               5,000,000       36.5%
Series 2000-2        925 Patterson Road
Certificate          Secaucus, NJ 07094

Harley-Davidson      Chase Manhattan Bank                 3,543,200       26.2%
Series 2000-2        4 New York Plaza
Certificate          New York, NY 10004

Harley-Davidson      Citibank, N.A.                       5,000,000       36.9%
Series 2000-2        3800 Citicorp Center
Certificate          Tampa, FL 33610

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

     (b)   Reports on Form 8-K
     The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated May 15, 2000 June 15, 2000, July 17, 2000, August 15, 2000, September 15, 2000
     October 16, 2000, November 16, 2000 and December 15, 2000.

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


Date:March 30, 2001


                     EXHIBIT INDEX
     Exhibit Number  Description
     99.1            Annual Summary Statement
     99.2            Annual Statement of Compliance
     99.3            Report of Independent Accountants

       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2000

     Harley-Davidson Eaglemark Motorcycle Trust 2000-1
     Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                      223,384,486.92
     Principal       Collections        59.937,810.02
     Interest        Collections        21,304,868.54
     Liquidation     Proceeds              662,811.21
     Realized        Losses              1,005,040.16
     Servicer        Fees                1,606,465.89
     Trustee         Fees                    8,550.08
     Class A-1       Balance           120,384,765.50
     Class A-2       Balance            85,900,000.00
     Certificate     Balance            17,100,000.00
     Class A -1      Principal          61,615,234.50
     Class A-2       Principal                   0.00
     Certificate     Principal                   0.00
     Class A -1      Interest            6,754,354.36
     Class A-2       Interest            3,901,434.83
     Certificate     Interest              847,357.25
     30 Delinquent %                            3.031%
     60 Delinquent %                            1.087%
     90 Delinquent %                            0.615%



     Harley-Davidson Eaglemark Motorcycle Trust 2000-2
     Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                      201,995,964.85
     Principal       Collections        25,669,139.79
     Interest        Collections         9,548,715.89
     Liquidation     Proceeds              154,779.18
     Realized        Losses                121,091.24
     Servicer        Fees                  636,060.49
     Trustee         Fees                    3,629.54
     Class A-1       Balance           105,426,186.78
     Class A-2       Balance            84,320,000.00
     Certificate     Balance            12,249,778.07
     Class A -1      Principal          24,573,813.16
     Class A-2       Principal                   0.00
     Certificate     Principal           1,430,221.93
     Class A -1      Interest            3,014,598.19
     Class A-2       Interest            2,135,778.77
     Certificate     Interest              359,018.89
     30 Delinquent %                            2.266%
     60 Delinquent %                            0.664%
     90 Delinquent %                            0.292%

       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

     January 12, 2001

     Re: Certificate required by Section 9.05 of the Sale and Servicing Agreement by and among Eaglemark Customer
     Funding Corporation-IV, as Trust Depositor, Harley-Davidson Credit Corp., as Servicer, and Bank One, as Indenture Trustee for Harley-Davidson Eaglemark Motorcycle Trust - 2000-1

To the Trustees, the Placement Agent and the Rating Agencies:

Please be advised that under the supervision of the undersigned officer, the Servicer has made a review of its activities during the prior calendar year and of its performance under the Sale and Servicing Agreement. To such officer's knowledge, based on such review the Servicer has fully performed all its obligations under this Sale and Servicing Agreement.

                     HARLEY-DAVISON CREDIT CORP.
                     as Servicer



                     By: /s/ Perry A. Glassgow
                             Perry A. Glassgow
                             Treasurer and Assistant Secretary

     January 12, 2001

     Re: Certificate required by Section 9.05 of the Sale and Servicing Agreement by and among Eaglemark Customer
     Funding Corporation-IV, as Trust Depositor, Harley-Davidson Credit Corp., as Servicer, and Bank One, as Indenture Trustee for Harley-Davidson Eaglemark Motorcycle Trust - 2000-2

To the Trustees, the Placement Agent and the Rating Agencies:

Please be advised that under the supervision of the undersigned officer, the Servicer has made a review of its activities during the prior calendar year and of its performance under the Sale and Servicing Agreement. To such officer's knowledge, based on such review the Servicer has fully performed all its obligations under this Sale and Servicing Agreement.

                     HARLEY DAVIDSON CREDIT CORP.
                     as Servicer



                     By: /s/ Perry A. Glassgow
                             Perry A. Glassgow
                             Treasurer and Assistant Secretary
       EXHIBIT 99.3 -- Report of the Independent Auditors

(X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301

Independent Auditors' Report on Compliance


To the Board of Directors of Harley-Davidson Credit Corp.


We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Harley-Davidson Financial Services (the Company) and subsidiaries as of December 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended, and have issued our report thereon dated January 13, 2001.

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

As part of our audit, our procedures included the following pertaining to the documents and records relating to the servicing of motorcycle contracts (the Pools") under the Servicing Agreements:

1. We mathematically recomputed (on a test basis):
     a. the amount and percentage of losses realized on the Pools;
     b. servicing and other fees and excess interest earned by the Company;
     c. interest due and paid to the certificateholders
2. We agreed the cash flows from customer payments to bank statements and other records provided by the Company for a test month.
2. We gained an understanding of the assumptions inherent in these calculations.

Our procedures were performed on a sample of Pools judgmentally selected from the population of Pools serviced for others by the Company under the Servicing Agreements. Our selection was not designed to specifically include Pools from every agreement listed on Exhibit A.

This report is intended solely for the use of Company, Harley-Davidson Credit Corp. and the parties named within the Servicing Agreements and should not be used for any other purpose.


Ernst & Young

January 13, 2001








EXHITBIT A
Securitization Trusts as of December 31, 2000
Harley-Davidson Motorcycle Trust 2000-3 - Sale and
     Servicing Agreement dated November 1, 2000
Harley-Davidson Eaglemark Motorcycle Trust 2000-2 - Sale and
     Servicing Agreement dated August 1, 2000
Harley-Davidson Eaglemark Motorcycle Trust 2000-1- Sale and
     Servicing Agreement dated  April 1, 2000

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


(X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301


Independent Accountant's Report on Applying Agreed-Upon Procedures


To the Board of Directors of Harley Davidson Credit Corp.,
Bank One National Association, and
 Wilmington Trust Company:


We have performed the procedures enumerated below, which were agreed to by Harley Davidson Credit Corp.(the Company), the Servicer of Harley-Davidson Eaglemark Motorcycle Trust 2000-2 (the Trust), Bank One National Association(Bank One), the Indenture Trustee of the Trust, and Wilmington Trust Company (Wilmington), the Owner Trustee of the Trust, with respect to certain servicing records of the Company, solely to assist Bank One and Wilmington in determining whether the Company has complied with certain servicing and reporting requirements of the Sale and Servicing Agreement dated August 1, 2000 (the Agreement), pertaining to the Trust. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of the procedures is solely the responsibility of the Company, Bank One, and Wilmington. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.


1. For the randomly selected month of November 2000, we obtained from the Company's financial management a copy of the Monthly Report dated December 15, 2000, which is attached as Exhibit A (Monthly Report). We also obtained from the Company's financial management a copy of the November Monthly Report dated November 15, 2000 (Prior Monthly Report) and the October Monthly Report dated October 16, 2000 (Second Prior Monthly Report).

2. We performed the following procedures to the Monthly Report, which were applied as indicated with respect to the symbols explained below:

A1 Compared the amount/rate to the Prior Monthly Report and found such amount/rate to be in agreement.

A2 Compared the rate to the Second Prior Monthly Report and found such rate to be in agreement.

A Compared the amount to a copy of the Bank One November 2000 reserve account bank statement provided by the Company's financial managment and found such amount to be in agreement.

B Compared the amount to schedules prepared by the Company's accounting personnel derived from the Company's accounting records and found such amount to be in agreement.

C Compared the amount to a copy of the Bank One December 2000 collection account bank statement provided by the Company's financial management and found such amount to be in agreement.

D Compared the amount to a copy of the Bank One November 2000 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

E Compared the amount to a summary schedule provided by the Company's financial management and agreed total per the summary schedule to a copy of the Bank of New York December 2000 collection account bank statement.

F Proved the arithmetic accuracy of the addition of the amount referenced, without exception.

Z Obtained representations from the Company's management that no supporting schedules had been prepared for this item. Accordingly, we did not test these zero balance items.

R(a) Recomputed and agreed amount/rate based on applicable amounts and rates shown in the Monthly Report.

R(b) Recomputed and agreed amount to copies of the Bank of New York
     November 2000 collection and reserve account bank statements provided by the Company's financial management.

R(c) Recomputed and agreed amount based on applicable amounts shown in the Company's accounting records.

R(d) Recomputed and agreed rate based on applicable amounts and rates shown in the Monthly Report and Agreement.

R(p) Recomputed and agreed rate based on applicable amounts shown in the Company's accounting records, noting the amount is overstated by 46.60.

R(q) Recomputed and agreed rate based on applicable amounts shown in the Company's accounting records, noting the amount is understated by 1,865.64.

R(s) Recomputed and agreed rate based on applicable amounts shown in the Company's accounting records, noting the amount is overstated by 1.55.

R(t)Recomputed and agreed rate based on applicable amounts shown in the Company's accounting records, noting the amount is overstated by 102.53.

R(u)Recomputed and agreed rate based on applicable amounts shown in the Company's accounting records, noting the amount is overstated by 16,340.25.

R(w)Recomputed and agreed rate based on applicable amounts shown in the Company's accounting records, noting the amount is understated by 1,761.56.

R(x)Recomputed and agreed rate based on applicable amounts shown in the Company's accounting records, noting the amount is overstated by 1,864.08.

R(y)Recomputed and agreed rate based on applicable amounts shown in the Company's accounting records, noting the amount is overstated by 1,761.56.

R(z)Recomputed and agreed rate based on applicable amounts shown in the Company's accounting records, noting the amount is overstated by 102.58

SSA Compared the rate to the Agreement, and found such rate to be in agreement.

Management of the Company has represented to us that the differences noted above were corrected by February 2001.

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

This letter is intended solely for the use of the Company, Bank One, and Wilmington, and should not be used by those who have not agreed to the procedures and taken responsibility for the sufficiency of the procedures for their purposes.


Ernst & Young LLP

            3/9/01

Harley-Davidson Eaglemark Motorcycle Trust 2000-2
$130,000,000 7.07% Harley-Davidson Motorcycle Contract Backed Notes, Class A-1 $84,320,000 7.18% Harley-Davidson Motorcycle Contract Backed Notes, Class A-2 $13,680,000 7.74% Harley-Davidson Motorcycle Contract Backed Certificates Monthly Report

For the Distribution Date      December 15, 2000



A. Calculation of the Monthly Principal                             Tickmarks
1. A. Principal Balance of the Contracts as of the first day of the Due Period preceding the Due Period in which the Payment Date Occurs, plus 207804061.96R(x)

   B.  Prefunded Amount on such day referred to in 1.A. above           0.00Z

   Sum of 1.A and 1.B                                           207804061.96R(x)

2. A.  Principal Balance of the Contracts as of the first day of the Due Period
in which the Payment Date occurs, plus                          201995964.85B

   B.  Pre-Funded Amount as of the first day of the Due Period in which such
Payment Date occurs, plus                                               0.00Z

   C.  The Special Mandatory Redemption Amounts, if any, paid during
such Due Period or payable on such Payment Date                         0.00Z

   Sum of 2.A, 2.B, and 2.C                                     201995964.85F


B. Calculation of Principal Distributable Amount (as defined in Article I
of the Sale and Servicing Agreement), (from A, 1 minus 2)         5808097.11R(x)

C. Calculation of Available Interest (as defined in Article I of the Sale
and Servicing Agreement)                                          2391083.27B

D. Calculation of Note Monthly Principal Distributable Amount

 1.Note Percentage for such Distribution Date

a. For each Distribution Date to but excluding the Distribution Date
on which the prin amount of the Class A-1 Notes is reduced to zero     94.50SSA

b .On the Distribution Date on which the principal amount of the Class A-1 Notes is reduced to zero, 100 until the principal amount of the Class
A-2 Notes has been reduced to zero                                     94.50SSA

c. After the principal amount of the Class A-2 Notes have been reduced
   to zero                                                              0.00SSA

 2.Principal Distributable Amount (from B)                        5808097.11R(x)

 3.Note Monthly Principal Distributable Amount

a. Class A-1 Notes (D. 1(a) multiplied by D.2 until
   of Class A-1 Notes Principal Balance is zero)                  5488651.77R(y)

b. Class A-2 Notes (D. 1(a) multiplied by D.2 until
   of Class A-2 Notes Principal Balance is zero)                        0.00R(a)

c. Note Principal Carryover Shortfall                                   0.00A1

d. Special Mandatory Redemption Amounts (from Pre-Funding
Account as defined in Article I of the Sale and Servicing Agreement     0.00Z

e. Note Monthly Principal Distributable Amount (the sum of items 5488651.77R(y) 3 (a), 3 (b) and 3 (c)

E. Calculation of Note Monthly Interest Distributable Amount
 1.Class A-1 Interest Rate                                              7.07SSA

 2.Class A-2 Interest Rate                                              7.18SSA

3.One-twelfth of the Class A-1 Interest Rate time the Class A-1 Note Balance from and including the fifteenth day of the month based on a 360-day year of 12 months and 30 days each (or from and including the Closing
Date with respect to the first Distribution Date) to but excluding the
fifteenth day of the month of the current Distribution Date        653473.26R(a)

 4.One-twelfth of the Class A-2 Interest Rate time the Class A-2 Note Balance from and including the fifteenth day of the month based on a 360-day year of 12 months and 30 days each (or from and including the Closing
Date with respect to the first Distribution Date) to but excluding the
fifteenth day of the month of the current Distribution Date        504514.67R(a)

 5.Interest Carryover Shortfall for such Distribution Date              0.00Z

 6.Note Monthly Interest Distributable Amount (the sum of items 3,
   4, 5)                                                          1157987.93F

F. Calculation of Note Monthly Distributable Amount (sum of D.3 6646639.70R(y) plus E.6.)

F1.The remaining Class A-1 Certificate Balance after giving effect to the Distribution of Monthly Principal on such Distribution Date 105426186.78R(w)

F2.The remaining Class A-2 Certificate Balance after giving effect to the distribution of Monthly Principal on such Distribution Date 84320000.00R(a)

G. Calculation of Certificate Principal Distributable Amount

 1.Certificate Balance                                           12249778.07R(z)

 2.Available Principal                                            5808097.11R(x)

 3.Certificate Percentage for each respective Distribution Date

a. for each Distribution Date to but excluding the Distribution Date
on which the Prin Amount of the Class A-2 Notes is reduced to zero      5.50SSA


b. on any Distribution Date to but excluding the Distribution Date on which
the Principal Amount of the Class A-2 Notes is reduced to zero          5.50SSA

c. thereafter                                                         100.00SSA

4(a) Available Principal multiplied by the Certificate Percentage for such
   Distribution Date                                               319445.34R(t)

(b)Certificate Principal Carryover Shortfall for such Distribution      0.00Z

 5.Certificate Principal Distributable Amount (the sum of 4. (a)   319445.34R(z)
   and 4. (b)

H. Calculation of Certificate Interest Distributable Amount
 1.Certificate Pass-Through Rate                                        7.74SSA

2(a)One-twelfth of the Cert. Pass-Through Rate times the Certificate Balance
On the immediately preceding Distribution Date, after giving effect to all payments of principal to the Certificateholders and such preceding Distribution Date on the original Principal Amount of the Certificates)
based on a 360-day year of 12 months and 30 days each.              81071.49R(a)

2(b)Certificate Interest Carryover Shortfall for such Distribution      0.00Z

3.Certificate Interest Distributable Amount (sum of 2.(a) and 2(b)  81071.49F

I. Calculation of Certificate Distributable Amount (sum of G.5     400516.83R(t)
   and H.3)

J. Fees
1. The Monthly Servicing Fee for such Payment Date (1/12 of the product of
1% and the Principal Balance of the Contracts as of the beginning of the
related Due Period)                                                173170.05R(s)

2. Late Payment Fees for such Distribution Date                         0.00Z

3. Extension Fees for such Distribution Date                            0.00Z

4. Other Fees                                                           0.00Z

5. The Trustee Fee for such Payment Date excluding expense
component (1/12 of the product of .009 and the Principal Balance of the Contracts as of the beginning of the related Due Period and
Pre-Funded Amount as of the beginning of such Period; provided
however, in no event shall such fee be less than 200.00 per month     865.85R(a)

K. Calculation of the Available Funds for Such Payment Date
1. The amount of funds deposited into the Collection Account pursuant to
Section 5.05 (b) of the Sale and Servicing Agreement with respect to the related Due Period

a.  All amounts received by the Servicer with respect to the Contracts:
(i)  Principal                                                      5672991.53B

(ii) Interest & Fees                                                2391083.27B


b.  All Net Liquidation Proceeds                                    70421.01B

c. The aggregate of the Repurchase Prices for Contracts required to be repurchased by the Seller as described in Section 7.08 of the Sale
and Servicing Agreement                                                 0.00Z

d.  All Advances made by Servicer pursuant to Section 7.03 (a)
of the Sale and Servicing Agreement                                184357.13B,C

e. All amounts paid by the Seller in connection with an optional repurchase of the Contracts described in Section 7.10 of the Sale and Servicing
Agreement                                                           16340.25R(u)

f. All amounts obtained from the Collateral Agent in respect of Carrying Charges to be deposited into the Collection Account on the upcoming
Payment Date pursuant to Section 7.03(b) Sale and Servicing
Agreement                                                               0.00Z

g.  All amounts received in respect of interest, dividends, gains, income and earnings on investments of funds in the Trust Accounts as
contemplated in Section 5.05 (b) (vii) of the Sale and Servicing    63826.61D,E

h.  Total amount of funds deposited into the Collection Account pursuant
to Section 5.05 (b) (the sum of a. through g.)                    8399019.80F

2. The amount of funds permitted to be withdrawn from the Collection Account pursuant to clasues (ii) through (iv) of Section 7.05 (a) of the Sale and Serviceing Agreement with respect to the related Due Period

a. Amounts to be withdrawn to reimburse the Servicer for Advances in accordance with Section 7.03 (a) of the Sale and Servicing
Agreement                                                          128055.30C

b.  Amounts to be paid to the Servicer in respect of the Monthly Servicing
Fee for the related Due Period                                     173170.05R(s)

c.  Amounts to be paid to the Indenture Trustee in respect of the
Indenture Trustee's Fee for the related Due Period                    865.85C


d.  Amounts to be paid related to Other Fees                            0.00Z

e.  Other amounts required or authorized to be withdrawn from the
Collection Account pursuant to the Sale and Servicing Agreement
Specify Excess Funds                                               734429.19C

f.  Total amount of funds permitted to be withdrawn from the Collection
Account pursuant to Section 7.05(a) of the Sale and Servicing Agreement
with respect to the related Due Period (sum of a. through e.)     1036520.39R(s)

3. The Available Funds for such Distribution Date (1.h. minus 2.f 7362499.41R(a)

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

M. The amount to be withdrawn from the Reserve Fund on such distribution
Date to cover the Note Distributable Amount or the Certificate Distibutable
Amount for such Distribution Date, if no Shortfall, to Trust Dep        0.00R(a)

N. Interest Earnings on the Reserve Fund                            17805.17D

O. 1.  The amount to be deposited in the Reserve Fund on such
Payment Date                                                       315342.88R(q)

2.  The amount on deposit in the Reserve Fund after giving effect
to deposits and withdrawals therefrom on such Distribution Date   5195101.55R(q)

P. The Specified Reserve Fund Amount for such distribution Date is
a) 2.50 of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period provided however, in the event a Reserve Fund Trigger Event occurs with respect to a Distribution Date and has not terminated for three (3) consecutive Distribution Dates (inclusive)
 such amount shall be equal to 6.00 of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period and (b)1.00% of the aggregate of the Initial Class A-1 Note Balance, Initial Class A-2 Note Balance and the Initial Certificate Balance; provided however in no event shall the Specified Reserve Fund Balance be greater than the aggregate outstanding principal balance of the Securities. 5195101.55R(p)

Q. The Pool Factor
1. The Class A-1 Note Factor before such Distribution Date         85.319106R(d)
2. The Class A-2 Note Factor before such Distribution Date        100.000000R(d)
3. The Certificate Class Pool Factor before such Distribution Date 92.880188R(d)


4.The Class A-1 Note Factor after such Distribution Date          81.0970668R(d)
5.The Class A-2 Note Factor after such Distribution Date         100.0000000R(d)
6.The Certificate Class Pool Factor after such Distribution Date  89.5451613R(d)

R. Delinquent Contracts
1.       31-59 Days                        358.00                 4576781.48R(C)

2.       60-89 Days                        104.00                 1342094.97R(C)

3.       90 or More Days                    46.00                  589383.72R(C)

S. Liquidated Contracts
1. Total Liquidated Contracts               12.00                  135153.54B

2. Identity (Attach)

3. Liquidation Proceeds for the Due Period                          70421.01B

4. Liquidation Expenses for the Due Period                              0.00Z

5. Net Liquidation Proceeds for the Due Period                      70421.01F

6. Net Liquidation Losses for the Due Period                        64732.53B

T. Advances
1. Unreimbursed Advances Prior to Such Distribution Date           128055.30A1

2. Amount paid to Servicer on such Distribution Date to reimburse Servicer
for such unreimbursed Advances                                     128055.30A1

3. Amount of Delinquent Interest for such Distribution Date        184357.13B

4. Amount of new Advances on such Distribution Date (if such amount is less than the amount of Delinquent Interest, attach the certificate required by
Section 7.03 of the Sale and Servicing Agreement)                  184357.13B

5. Total of unreimbursed Advances after new Advances on such Distribution Date
                                                                   184357.13F
U. Repurchased Contracts
1. Number of Contracts to be repurchased by the Seller pursuant to Section
7.08 of the Sale and Servicing Agreement                                0.00Z

2. Principal Amount of such Contracts                                   0.00Z

3. Related Repurchase Price of such Contracts                           0.00Z

V. Contracts
1. Number of Contracts as of beginning of Due Period                16920.00B

2. Principal Balance of Contracts as of beginning of Due Period 207804061.96R(x)

3. Number of Contracts as of end of Due Period                      16604.00B

4. Principal Balance of Contracts as of end of Due Period       201995964.85B

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

1. Interest Reserve Amount as of previous Distribution Date             0.00Z

2. Interest received into Interest Reserve Account                      0.00Z

3. Carrying Charges, if any, to be paid on upcoming Distribution        0.00Z

4. Interest Reserve Amount as of Upcoming Distribution Date             0.00Z

X. Ratios
 1. Cumulative Loss Ratio
A.  The aggregate Net Liquidation Losses for all Contracts since the Cutoff
Date  through the end of the related Due Period.                   121091.24B

B. The sum of the Principal Balance of the Contracts as of the Cutoff Date plus the Principal Balance of any Subsequent Contracts as of the
related Subsequent Cutoff Date.                                 228000000.00B

C.  The Cumulative Loss Ratio for such Distribution Date ( the quotient of A.
divided by B., expressed as a percentage).                              0.05R(a)

 2. Average Delinquency Ratio for such Distribution Date

A.  The Delinquency Amount (the Principal Balance of all Contracts that were
delinquent 60 days or more as of the end of the Due Period).      1931478.69B

B.  The Delinquency Ratio computed by dividing (x) the Delinquency Amount during the immediately preceding Due Period by (y) the Principal
 Balance of the Contracts as of the beginning of the related Due Period
 for such Distribution Date.                                            0.93R(a)

C.  The Delinquency Ratio for the prior Distribution Date.              0.55A1

D.  The Delinquency Ratio for the second prior Distribution Date        0.35A2

E.  The Average Delinquency Ratio (the arithmetic average of B.         0.61R(a)
    through D.)

3. Average Loss Ratio for such Distribution Date

A.  Net Liquidation Losses                                          64732.53B

B. The Loss Ratio (the fraction derived by dividing (x) Net Liquidation Losses for all Contracts that became Liquidated Contracts during the immediately preceding Due Period multiplied by twelve by (y) the outstanding Principal Balances of all Contracts as of the beginning of the Due Period) for such
Distribution Date                                                       0.37R(a)

C.  The Loss Ratio for the prior Distribution Date.                     0.23A1

D.  The Loss Ratio for the second prior Distribution Date.              0.05A2

E.  The Average Loss Ratio (the arithmetic average of B. through D.)    0.22R(a)

 4. Computation of Reserve Fund Trigger Events:

A.  Average Delinquency Ratio (if Average Delinquency Ratio >or= (i)
2.50 with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 3.00 with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to , and inclusive of, the second anniversary of the
Closing Date, or (iii) 3.50 for any distribution occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv)
4.00 for any Distribution Date following the third anniversary date
of the Closing Date.                                                    0.61R(a)

B.  Average Loss Ratio (if Average Loss Ratio >or= (i) 2.75 with respect to any Distribution Date which occurs within the period from the Closing
Date to, and inclusive of, the eighteen months following the Closing date or (ii) 3.25 with respect to any Distribution Date which occurs
folowing the eighteen month period following the Closing Date           0.22R(a)

C.  Cumulative Loss Ratio (if Cumulative Loss Ratio >or=  (i) .75
with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 1.50 with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to, and inclusive of, the second anniversary of the Closing Date, (iii) 2.00 for any Distribution Date which occurs within the period from the day afteer the second anniversary of the Closing Date to, and inclusive of, the third anniversary of
the Closing Date, or (iv) 2.50 following the third anniversary          0.22R(a)

                  Liquidated Contracts:
                                        Principal       Interest
       B   20000500898448      Caldwell  10795.44         459.18
       B   20000701055318      Swartz     8133.24         149.63
       B   0                        0.00     0.00           0.00
       B   0                        0.00     0.00           0.00
       B   0                        0.00     0.00           0.00
       B   0                        0.00     0.00           0.00
       B   0                        0.00     0.00           0.00
       B   0                        0.00     0.00           0.00
       B   0                        0.00     0.00           0.00
       B   0                        0.00     0.00           0.00
       B   0                        0.00     0.00           0.00
       B   20000200661070      Mccarthy  16058.14           0.00
       B   20000500922205      Servatius  8880.38           0.00
       B   20000600964389      Martin    12929.51           0.00
       B   20000600989569      Gallo      8073.99           0.00
       B   20000600998619      Rispoli   17899.65           0.00
       B   20000600949860      Hofmann    9230.43           0.00
       B   20000801106227      Prima     24036.00           0.00
       B   20000500899991      Clarkson   3650.28         801.92
       B   20000701048173      Wanner     3280.55         720.20
       B   200000600947476     Robinson   9308.73         746.27
                                        132276.34        2877.20
                                        F                 F


(X) Ernst & Young LLP                 Phone: 312 879 2000
    233 South Wacker Drive
    Sears Tower
    Chicago, Illinois 60606-6301


Independent Accountant's Report on Applying Agreed-Upon Procedures


To the Board of Directors of Harley Davidson Credit Corp.,
Bank One National Association, and
 Wilmington Trust Company:


We have performed the procedures enumerated below, which were agreed to by Harley-Davidson Credit Corp.(the Company), the Servicer of Harley -Davidson Eaglemark Motorcycle Trust 2000-1 (the Trust), Bank One
National Association (Bank One), the Indenture Trustee of the Trust, and Wilmington Trust Company (Wilmington), the Owner Trustee of the Trust, with respect to certain servicing records of the Company, solely to assist Bank One and Wilmington in determining whether the Company has complied with certain servicing and reporting requirements of the Sale and Servicing Agreement dated April 1, 2000 (the Agreement), pertaining to the Trust. This agreed-upon procedures engagement was performed in accordance with standards established by the American Institute of Certified Public Accountants. The sufficiency of the procedures is solely the responsibility of the Company, Bank One, and Wilmington. Consequently, we make no representation regarding the sufficiency of the procedures described below either for the purpose for which this report has been requested or for any other purpose.


1. For the randomly selected month of November 2000, we obtained from the Company's financial management a copy of the Monthly Report dated December 15, 2000, which is attached as Exhibit A (Monthly Report). We also obtained from the Company's financial management a copy of the November Monthly Report dated November 15, 2000 (Prior Monthly Report) and the October Monthly Report dated October 16, 2000 (Second Prior Monthly Report).

2. We performed the following procedures to the Monthly Report, which were applied as indicated with respect to the symbols explained below:

A1 Compared the amount/rate to the Prior Monthly Report and found such amount/rate to be in agreement.

A2 Compared the rate to the Second Prior Monthly Report and found such rate to be in agreement.

A Compared the amount to a copy of the Bank One December 2000 reserve account statement provided by the Company's financial management and found such amount to be in agreement.

B Compared the amount to schedules prepared by the Company's accounting personnel derived from the Company's accounting records and found such amount to be in agreement.

C  Compared the amount to a copy of the Bank One December
   2000 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

D  Compared the amount to a copy of the Bank One
   November 2000 reserve account bank statement provided by the Company's financial management and found such amount to be in agreement.

E Compared the amount to a summary schedule provided by the Company's financial management and agreed total per the summary schedule to a copy of the Bank of New York December 2000 collection account statement.
F Proved the arithmetic accuracy of the addition of the amount referenced, without exception.

Z Obtained representations from the Company's management that no supporting schedules had been prepared for this item. Accordingly, we did not test these zero balance items.

R(a)Recomputed and agreed amount/rate based on applicable amounts and rates shown in the Monthly Report.

R(b)Recomputed and agreed amount to copies of the Bank of New York
   November 2000 collection and reserve account bank statements provided by the Company's financial management.

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

This letter is intended solely for the use of the Company, Bank One, and Wilmington, and should not be used by those who have not agreed to the procedures and taken responsibility for the sufficiency of the procedures for their purposes.


Ernst & Young LLP

                  March 9, 2001


Harley-Davidson Eaglemark Motorcycle Trust 2000-1
182,000,000 6.88% Harley-Davidson Motorcycle Contract Backed Notes, Class A-1 85,900,000 7.14% Harley-Davidson Motorcycle Contract Backed Notes, Class A-2 17,100,000 7.79% Harley-Davidson Motorcycle Contract Backed Certificates Monthly Report

For the Distribution Date      December 15, 2000



A. Calculation of the Monthly Principal                               Tickmarks
1. A. Principal Balance of the Contracts as of the first day of the Due Period preceding the Due Period in which the Payment Date Occurs, plus 230778838.42B

   B.  Prefunded Amount on such day referred to in 1.A. above           0.00Z

   Sum of 1.A and 1.B                                           230778838.42F

2. A.  Principal Balance of the Contracts as of the first day of the Due Period
in which the Payment Date occurs, plus                          223384486.92B

   B.  Pre-Funded Amount as of the first day of the Due Period in which such
Payment Date occurs, plus                                               0.00Z

   C.  The Special Mandatory Redemption Amounts, if any, paid during
such Due Period or payable on such Payment Date                         0.00Z

   Sum of 2.A, 2.B, and 2.C                                     223384486.92F


B. Calculation of Principal Distributable Amount (as defined in Article I
of the Sale and Servicing Agreement), (from A, 1 minus 2)         7394351.50R(a)

C. Calculation of Available Interest (as defined in Article I of the Sale
and Servicing Agreement)                                          2565005.44B

D. Calculation of Note Monthly Principal Distributable Amount

 1.Note Percentage for such Distribution Date

a. For each Distribution Date to but excluding the Distribution Date
   on which the principal amount of the Class A-1 Notes is reduced    100.00SSA
   to zero

b .On the Distribution Date on which the principal amount of the Class A-1 Notes is reduced to zero, 100% until the principal amount of the Class
A-2 Notes has been reduced to zero                                    100.00SSA

c. After the principal amount of the Class A-2 Notes have been reduced
to zero                                                                 0.00SSA


 2.Principal Distributable Amount (from B)                        7394351.50R(a)

 3.Note Monthly Principal Distributable Amount

a. Class A-1 Notes (D. 1(a) multiplied by D.2 until
of Class A-1 Notes Principal Balance is zero)                     7394351.50R(a)

b. Class A-2 Notes (D. 1(a) multiplied by D.2 until
of Class A-2 Notes Principal Balance is zero)                           0.00R(a)

c. Note Principal Carryover Shortfall                                   0.00A1

d. Special Mandatory Redemption Amounts (from Pre-Funding
Account as defined in Article I of the Sale and Servicing Agreement     0.00Z

e. Note Monthly Principal Distributable Amount (the sum of items 7394351.50F 3 (a), 3 (b) and 3 (c)

E. Calculation of Note Monthly Interest Distributable Amount
 1.Class A-1 Interest Rate                                              6.88SSA

 2.Class A-2 Interest Rate                                              7.14SSA

 3.One-twelfth of the Class A-1 Interest Rate time the Class A-1 Note Balance from and including the fifteenth day of the month based on a 360-day year of 12 months and 30 days each (or from and including the Closing
Date with respect to the first Distribution Date) to but excluding the
fifteenth day of the month of the current Distribution Date        732600.27R(a)

 4.One-twelfth of the Class A-2 Interest Rate time the Class A-2 Note Balance from and including the fifteenth day of the month based on a 360 year of 12 months and 30 days each (or from and including the Cl
Date with respect to the first Distribution Date) to but excluding the
fifteenth day of the month of the current Distribution Date        511105.00R(a)

 5.Interest Carryover Shortfall for such Distribution Date              0.00A1

 6.Note Monthly Interest Distributable Amount (the sume of items 3,
   4, 5)                                                          1243705.27F

F. Calculation of Note Monthly Distributable Amount (sum of D.3 8638056.77R(a) plus E.6.)

F1.The remaining Class A-1 Certificate Balance after giving effect to the Distribution of Monthly Principal on such Distribution Date 120384765.5R(a)

F2.The remaining Class A-2 Certificate Balance after giving effect to
the distribution of Monthly Principal on such Distribution Date     85900000R(a)

G. Calculation of Certificate Principal Distributable Amount

 1.Certificate Balance                                              17100000B

 2.Available Principal                                                  0.00Z

 3.Certificate Percentage for each respective Distribution Date

a. for each Distribution Date to but excluding the Distribution Date
on which the Prin Amount of the Class A-2 Notes is reduced to zero      0.00SSA


b. on any Distribution Date to but excluding the Distribution Date on which
the Prin Amount of the Class A-2 Notes is reduced to zero               0.00SSA

c. thereafter                                                         100.00SSA

4(a) Available Principal multiplied by the Certificate Percentage for such
   Distribution Date                                                    0.00R(a)

(b)Certificate Principal Carryover Shortfall for such Distribution      0.00Z
   Date

 5.Certificate Principal Distributable Amount (the sum of 4. (a)        0.00F
   and 4. (B))

H. Calculation of Certificate Interest Distributable Amount
 1.Certificate Pass-Through Rate                                        7.79SSA

2(a)One-twelfth of the Cert. Pass-Through Rate times the Certificate Balance
On the immediately preceding Distribution Date, after giving effect to all payments of principal to the Certificateholders and such preceding Distribution Date on the original Principal Amount of the Certificates)
based on a 360-day year of 12 months and 30 days each.             111007.50R(a)

2(b)Certificate Interest Carryover Shortfall for such Distribution      0.00A1
    Date

3.Certificate Interest Distributable Amount (sum of 2.(a) and 2(b))111007.50F

I. Calculation of Certificate Distributable Amount (sum of G.5     111007.50R(a)
    H.3)

J. Fees
1. The Monthly Servicing Fee for such Payment Date (1/12 of the product of
1% and the Principal Balance of the Contracts as of the beginning of the
related Due Period)                                                192315.70R(a)

2. Late Payment Fees for such Distribution Date                         0.00Z

3. Extension Fees for such Distribution Date                            0.00Z

4. Other Fees                                                           0.00Z

5. The Trustee Fee for such Payment Date excluding expense
component (1/12 of the product of .009 and the Principal Balance of the Contracts as of the beginning of the related Due Period and
Pre-Funded Amount as of the beginning of such Period; provided
however, in no event shall such fee be less than 200.00 per mont      961.58R(a)

K. Calculation of the Available Funds for Such Payment Date
1. The amount of funds deposited into the Collection Account pursuant to
Section 5.05 (b) of the Sale and Servicing Agreement with respect to the related Due Period

   a.  All amounts received by the Servicer with respect to the Contracts:
   (i) Principal                                                  6730364.70B

   (ii)Interest & Fees                                            2565005.44B


b.  All Net Liquidation Proceeds                                   246810.65B

c. The aggregate of the Repurchase Prices for Contracts required to be repurchased by the Seller as described in Section 7.08 of the Sale
and Servicing Agreement                                                 0.00Z

d.  All Advances made by Servicer pursuant to Section 7.03 (a)
of the Sale and Servicing Agreement                                261572.99E

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

g.  All amounts received in respect of interest, dividends, gains, income and earnings on investments of funds in the Trust Accounts as
contemplated in Section 5.05 (b) (vii) of the Sale and Servicing    84566.41R(b)
Agreement

h.  Total amount of funds deposited into the Collection Account pursuant
to Section 5.05 (b) (the sum of a. through g.)                    9888320.19F

2. The amount of funds permitted to be withdrawn from the Collection Account pursuant to clauses (ii) through (iv) of Section 7.05 (a) of the Sale and Servicing Agreement with respect to the related Due Period

a. Amounts to be withdrawn to reimburse the Servicer for Advances in accordance with Section 7.03 (a) of the Sale and Servicing
Agreement                                                          246034.36E

b.  Amounts to be paid to the Servicer in respect of the Monthly Servicing
Fee for the related Due Period                                     192315.70E

c.  Amounts to be paid to the Indenture Trustee in respect of the
Indenture Trustee's Fee for the related Due Period                    961.58C


d.  Amounts to be paid related to Other Fees                            0.00Z

e.  Other amounts required or authorized to be withdrawn from the
Collection Account pursuant to the Sale and Servicing Agreement
Specify Excess Funds                                               699944.28C

f. Total amount of funds permitted to be withdrawn from the Collection Account pursuant to Section 7.05(a) of the Sale and Servicing
                                                                  1139255.92F

3. The Available Funds for such Distribution Date (1.h. minus 2.  8749064.27R(a)

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

M. The amount to be withdrawn from the Reserve Fund on such distribution
Date to cover the Note Distributable Amount or the Certificate Distibutable Amount for such Distribution Date, if no Shortfall, to Trust
Depositor                                                          186196.17C

N. Interest Earnings on the Reserve Fund                            33856.43C

O. 1.  The amount to be deposited in the Reserve Fund on such
   Payment Date                                                         0.00Z

2.  The amount on deposit in the Reserve Fund after giving effect
to deposits and withdrawals therefrom on such Distribution Date   5769470.96A

P. The Specified Reserve Fund Amount for such distribution Date will be an amount equal to the greater of a)2.50 of the Principal Balance of the Contracts in the Trust as of the first day of the immediately preceding Due Period provided, however, in the event a Reserve Fund Trigger Event occurs with occurs with respect to a Distribution Date and has not terminated for three
(3) consecutive Distribution Dates (inclusive) such amount shall be equal to
6.00 of the Principal Balance of the Contracts in the Trust as of the
first day of the immediately preceding Due Period and b) 1.00% of the aggregate of the Initial Class A-1 Balance, Initial Class A-2 Note Balance and the
Initial Certificate Balance; provided, however in no event shall the Specified Reserve Fund Balance be greater than the aggregate outstanding principal
balance of the Securities.                                        5769470.96R(d)

Q. The Pool Factor
1. The Class A-1 Note Factor before such Distribution Date             70.21R(d)
2. The Class A-2 Note Factor before such Distribution Date            100.00R(d)
3. The Certificate Class Pool Factor before such Distribution Da      100.00R(d)


 4.The Class A-1 Note Factor after such Distribution Date              66.15R(d)
 5.The Class A-2 Note Factor after such Distribution Date             100.00R(d)
 6.The Certificate Class Pool Factor after such Distribution Dat      100.00R(d)

R. Delinquent Contracts
1.       31-59 Days                                       549.00  6771366.56R(C)

2.       60-89 Days                                       199.00  2428795.87R(C)

3.       90 or More Days                                  118.00  1374903.57R(C)

S. Liquidated Contracts
1. Total Liquidated Contracts                              51.00   686370.75B

2. Identity (Attach)

3. Liquidation Proceeds for the Due Period                         246810.65B

4. Liquidation Expenses for the Due Period                              0.00Z

5. Net Liquidation Proceeds for the Due Period                     246810.65F

6. Net Liquidation Losses for the Due Period                       439560.10B

T. Advances
1. Unreimbursed Advances Prior to Such Distribution Date           246034.36A1

2. Amount paid to Servicer on such Distribution Date to reimburse Servicer
   for such unreimbursed Advances                                  261572.99A1

3. Amount of Delinquent Interest for such Distribution Date        261572.99B

4. Amount of new Advances on such Distribution Date (if such amount is less than the amount of Delinquent Interest, attach the certificate required by
Section 7.03 of the Sale and Servicing Agreement)                  261572.99B

5. Total of unreimbursed Advances after new Advances on such Distribution Date
                                                                   261572.99F
U. Repurchased Contracts
1. Number of Contracts to be repurchased by the Seller pursuant to Section
   7.08 of the Sale and Servicing Agreement                             0.00Z

2. Principal Amount of such Contracts                                   0.00Z

3. Related Repurchase Price of such Contracts                           0.00Z

V. Contracts
1. Number of Contracts as of beginning of Due Period                   19969B

2. Principal Balance of Contracts as of beginning of Due Period 230778838.42B

3. Number of Contracts as of end of Due Period                         19536B

4. Principal Balance of Contracts as of end of Due Period       223384486.92B

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

1. Interest Reserve Amount as of previous Distribution Date             0.00Z

2. Interest received into Interest Reserve Account                      0.00Z

3. Carrying Charges, if any, to be paid on upcoming Distribution        0.00Z

4. Interest Reserve Amount as of Upcoming Distribution Date             0.00Z

X. Ratios
 1. Cumulative Loss Ratio
A.  The aggregate Net Liquidation Losses for all Contracts since the Cutoff
Date  through the end of the related Due Period.                  1005040.16B

B. The sum of the Principal Balance of the Contracts as of the Cutoff Date plus the Principal Balance of any Subsequent Contracts as of the
related Subsequent Cutoff Date.                                 285000000.00B

C.  The Cumulative Loss Ratio for such Distribution Date ( the quotient of A.
divided by B., expressed as a percentage).                              0.35R(a)

 2. Average Delinquency Ratio for such Distribution Date

A.  The Delinquency Amount (the Principal Balance of all Contracts that were
 delinquent 60 days or more as of the end of the Due Period).     3803699.44R(a)

B.  The Delinquency Ratio computed by dividing (x) the Delinquency Amount during the immediately preceding Due Period by (y) the Principal
 Balance of the Contracts as of the beginning of the related Due Period
 for such Distribution Date.                                            1.65R(a)

C.  The Delinquency Ratio for the prior Distribution Date.              1.42A1

D.  The Delinquency Ratio for the second prior Distribution Date        1.13A2

E.  The Average Delinquency Ratio (the arithmetic average of B.         1.40R(a)

 3. Average Loss Ratio for such Distribution Date

A.  Net Liquidation Losses                                         439560.10B

B. The Loss Ratio (the fraction derived by dividing (x) Net Liquidation Losses for all Contracts that became Liquidated Contracts during the immediately preceding Due Period multiplied by twelve by (y) the outstanding Principal
 Balances of all Contracts as of the beginning of the Due Period) for such
 Distribution Date                                                      2.29R(a)

C.  The Loss Ratio for the prior Distribution Date.                     1.21A1

D.  The Loss Ratio for the second prior Distribution Date.              0.99A2

E.  The Average Loss Ratio (the arithmetic average of B. through        1.50R(a)

4. Computation of Reserve Fund Trigger Events:

A.  Average Delinquency Ratio (if Average Delinquency Ratio >or= (i)
2.50 with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 3.00 with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to , and inclusive of, the second anniversary of the
Closing Date, or (iii) 3.50 for any distribution occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of the Closing Date, or (iv)
4.00 for any Distribution Date following the third anniversary date
of the Closing Date.                                                    1.40R(a)

B.  Average Loss Ratio (if Average Loss Ratio >or= (i) 2.75 with respect to any Distribution Date which occurs within the period from the Closing
Date to, and inclusive of, the eighteen months following the Closing date or (ii) 3.25 with respect to any Distribution Date which occurs
following the eighteen month period following the Closing Date          1.50R(a)

C.  Cumulative Loss Ratio (if Cumulative Loss Ratio >or=  (i) .75
with respect to any Distribution Date which occurs within the period from the Closing Date to, and inclusive of, the first anniversary of the Closing Date, (ii) 1.50 with respect to any Distribution Date which occurs within the period from the day after the first anniversary of the Closing Date to, and inclusive of, the second anniversary of the Closing Date, (iii) 2.00 for any Distribution Date which occurs within the period from the day after the second anniversary of the Closing Date to, and inclusive of, the third anniversary of
the Closing Date, or (iv) 2.50 following the third anniversary          0.35R(a)

                  Liquidated Contracts:
                                        Principal       Interest
B          19991100536236      Swan       6718.43         450.34
B          20000100631537      Nabozny   14235.57         629.87
B          20000100645380      Renaud    14734.43         672.06
B          20000200654950      Hall      19184.19         315.36
B          20000300710090      Morrison   8643.00         554.68
B          0                        0.00     0.00           0.00
B          19991200584622      Widgay     8781.68           0.00
B          19991200595596      Geddes    18893.82           0.00
B          20000100619781      Basco      7251.64           0.00
B          20000100633187      Callaway  15058.34           0.00
B          20000100633830      Stasio    15952.00           0.00
B          20000200654233      Ellerbee  11958.51           0.00
B          20000200692124      Beach     19805.45           0.00
B          20000200694427      Burfield   8936.39          80.61
B          20000300713904      Tallent   18098.52           0.00
B          20000300745609      Reece     20401.28           0.00
B          20000300760764      Mcgeorge  16000.00           0.00
B          20000300770333      Pisaturo  10309.40           0.00
B          20000400798631      Murray    18089.44           0.00
B          20000400800931      Perez     12344.48           0.00
B          20000400823454      Richardson 9893.15           0.00
B          20000400825096      Kinder    19486.75           0.00
B          20000400831697      Weiss     15478.05           0.00
B          20000500862534      Bistarkey  7581.09           0.00
B          20000500874266      Medinger  12144.44           0.00
B          20000500883754      Kerns     18853.91           0.00
B          20000100620085      Luongo    16264.60           0.00
B          0                        0.00     0.00           0.00
B          0                        0.00     0.00           0.00
B          114974223           Gregorek  14852.95        1184.07
B          19999900444186      Fletcher   7276.75         473.92
B          19991200605478      Shuck     15688.94        1022.27
B          19991200609826      Taylor    15792.07         689.95
B          19901200614536      Thiele    16812.73        1242.18
B          20000100650652      Hopkins   10336.40         514.43
B          20000200656146      Martinez  11287.48         665.88
B          20000200666575      Muth      15508.61        1003.81
B          20000200688975      Evans     20334.89        1004.13
B          20000300699179      Blevins   28170.43        1925.50
B          20000300745005      Hayes     17729.77        1066.37
B          20000300745948      Pastore   13768.00         938.77
B          20000300764708      Lambert    9509.49         492.71
B          20000400783773      Thompson  12144.63         737.55
B          20000400785787      Alexander  9542.50         684.23
B          20000400801921      Jakes     14100.00        1395.49
B          20000400826341      German    20857.87        1602.91
B          20000500869225      Munn      13172.18         697.14
B          20000200673233      Smith         0.00          65.15
B          20000300724439      Duclo      6281.00         694.79
B          20000400951893      Stephenson  445.71         100.21
B          20000500859151      Dufrane    5371.38         506.85
B          20000500871379      Upton      3255.19         606.21
B          20000300736731      Mcfarland  3397.45         177.18
B          20000500868623      Records   12584.70         856.45
                                        663319.68       23051.07
                                        F                      F